Form 10-Q
period 2023-06-30
IMPACT BIOMEDICAL INC.
filed 2023-10-05
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Impact BioMedical, INC.
(Exact name of registrant as specified in its charter)

Nevada	85-3926944
(State or other Jurisdiction of	(IRS Employer
incorporation- or Organization)	Identification No.)

275 Wiregrass Pkwy,

West Henrietta, NY 14586

(Address of principal executive offices)

(585) 325-3610

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	N/A	N/A

As of September 21, 2023 there were 3,877,282,251 shares of the registrant’s common stock, $0.001 par value, outstanding.

Table of Contents

IMPACT BIOMEDICAL, INC.

FORM 10-Q

Impact BioMedical Inc and Subsidiaries

Consolidated Balance Sheets

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,000	$2,000
Other receivables	94,000	-
Current portion of notes receivable	204,000	16,000
Prepaid expenses and other current assets	47,000	104,000
Total current assets	348,000	122,000

Property, plant and equipment, net	290,000	276,000
Other investments	782,000	782,000
Notes receivable	-	190,000
Goodwill	25,093,000	25,093,000
Other intangible assets, net	19,477,000	20,034,000
Total assets	$45,990,000	$46,497,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$301,000	$539,000
Accrued expenses	-	63,000
Note payable, related party	11,754,000	9,991,000
Total current liabilities	12,055,000	10,593,000

Deferred tax liability, net	3,235,000	3,235,000
Total liabilities	15,290,000	13,828,000

Commitments and contingencies (Note 12)

Stockholder’s equity
Common stock, $.001 par value; 4,000,000,000 shares authorized, 3,877,282,251 shares issued and outstanding (3,877,282,251 on December 31, 2022)	125,000	125,000
Additional paid-in capital	38,058,000	38,058,000
Accumulated deficit	(10,564,000)	(8,625,000)
Total stockholder’s equity of the company	27,619,000	29,558,000
Non-controlling interest in subsidiary	3,081,000	3,111,000
Total stockholder’s equity	30,700,000	32,669,000

Total liabilities and stockholder’s equity	$45,990,000	$46,497,000

See accompanying notes to the consolidated financial statements

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	-	50,000	-	50,000

Costs and expenses:

Research and development	266,000	206,000	445,000	374,000
Professional services	407,000	229,000	686,000	356,000
Depreciation & amortization	280,000	278,000	560,000	556,000
Other general expenses	14,000	29,000	39,000	55,000
Selling, general and administrative compensation	41,000	58,000	81,000	168,000
Total costs and expenses	1,008,000	800,000	1,811,000	1,509,000

Operating loss	(1,008,000)	(750,000)	(1,811,000)	(1,459,000)

Other income (expense):
Interest income	3,000	90,000	7,000	186,000
Other income (expense)	-	-	52,000	-
Interest expense	(116,000)	(139,000)	(217,000)	(272,000)
Loss from continuing operations before income taxes	(1,121,000)	(799,000)	(1,969,000)	(1,545,000)

Income tax benefit (loss)	-	-	-	-
Net loss	(1,121,000)	(799,000)	(1,969,000)	(1,545,000)

Loss from continuing operations attributed to noncontrolling interest	19,000	67,000	30,000	133,000

Net loss attributable to common stockholders	$(1,102,000)	$(732,000)	$(1,939,000)	$(1,412,000)

Loss per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in computing loss per common share:
Basic	3,877,282,251	3,877,282,251	3,877,282,251	3,877,282,251
Diluted	3,877,282,251	3,877,282,251	3,877,282,251	3,877,282,251

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Consolidated Statements of Stockholder’s Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in
	Shares	Amount	Capital	Deficit	Subsidiary	Total

Balance, December 31, 2022	3,877,282,251	$125,000	$38,058,000	$(8,625,000)	$3,111,000	$32,669,000

Net loss	-	-	-	(1,939,000)	(30,000)	(1,969,000)
Balance June 30, 2023	3,877,282,251	$125,000	$38,058,000	$(10,564,000)	$3,081,000	$30,700,000

Balance, December 31, 2021	125,073,621	$125,000	$38,058,000	$(1,574,000)	$3,315,000	$39,924,000

Net loss	-	-	-	(1,412,000)	(133,000)	(1,545,000)
Balance, June 30, 2022	125,073,621	$125,000	$38,058,000	$(2,986,000)	$3,182,000	$38,379,000

See accompanying notes to the consolidated financial statements

Impact BioMedical Inc and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(1,969,000)	$(1,545,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	560,000	556,000
Decrease (increase) in assets:
Account Receivable	(94,000)	(37,000)
Prepaid expenses and other current assets	57,000	(44,000)
Increase (decrease) in liabilities:
Accounts payable	(238,000)	(6,000)
Accrued expenses	(63,000)	(1,000)
Net cash used for operating activities	(1,747,000)	(1,077,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,000)	-
Purchase of investments	-	(65,000)
Note receivable investment, net	2,000	(8,000)
Net cash used for investing activities	(15,000)	(73,000)

Cash flows from financing activities:
Borrowings from note payable, related party	1,763,000	1,235,000
Net cash provided by financing activities	1,763,000	1,235,000

Net increase in cash	1,000	85,000
Cash and cash equivalents at beginning of period	2,000	46,000
Cash and cash equivalents at end of period	$3,000	$131,000

See accompanying notes to the consolidated financial statements.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Impact BioMedical, Inc., incorporated in the State of Nevada on October 16, 2018 (the “Company”, “Impact BioMedical”, “We”), through the utilization of its intellectual property rights, or through investment in, or through acquisition of companies in the biohealth and biomedical fields, focuses on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. The Company is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza.

Global BioLife, Inc. (“Global BioLife”), one of the Company’s subsidiaries and the main operating company of the group, focuses on research in four main areas: (i) the “Linebacker” project, which aims to develop a universal therapeutic drug platform; (ii) a new sugar substitute called “Laetose,”; (iii) a multi-use fragrance called “3F” (Functional Fragrance Formulation); and (iv) Equivir/Nemovir, a blend of natural polyphenols designed as an antimicrobial medication.

Linebacker

Unlike the traditional approach to treat individual diseases with specific drugs, the Linebacker platform seeks to offer a breakthrough therapeutic option for multiple diseases. Linebacker is designed to work by inhibiting a cascade of inflammatory responses responsible for many diseases. Its design is in direct contrast to the traditional approach of targeting individual diseases with specific drugs.

Laetose

We have also developed a low-calorie, low glycemic level, natural modified sugar through Global BioLife. The product, “Laetose,” is designed to possess low glycemic properties and mitigate inflammation. The Company is presently seeking to license Laetose. Global BioLife established a joint venture, Sweet Sense, Inc. (“Sweet Sense”), with Quality Ingredients, LLC for the development, manufacture, and global distribution of the new sugar substitute.

Functional Fragrance Formulation (“3F”)

Global BioLife has established a collaboration with U.S.-based Chemia Corporation (“Chemia”) to develop specialized fragrances to counter mosquito-borne diseases such as Zika and Dengue, among other medical applications. The 3F mosquito fragrance product is made from specialized oils sourced from botanicals that mosquitos avoid. Global BioLife is seeking to commercialize this product. Together with Chemia, we are attempting to license 3F. Any potential profits from the 3F project will be split between Global BioLife and Chemia pursuant to the terms of the 20- year Royalty Agreement.

Equivir

Equivir, is a polyphenol compound that is believed to be successful in antiviral infection treatments. Equivir is a patented medication, that has broad antiviral efficacy against multiple types of infectious diseases.

As of the date of this report, we have not generated significant revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including possible delays in our research, testing and marketing efforts or wider economic downturns.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of June 30, 2023	Attributable interest as of December 31, 2022

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%

As of June 30, 2023, and December 31, 2022, the aggregate noncontrolling interest was equity of $3,081,000 and $3,111,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

Note 2. Summary of Significant Accounting and Reporting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed like basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2023 or 2022.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets.

● Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

● Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts reported in the balance sheet of cash and cash equivalents, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do reflect recent market conditions. The Company’s investments are record at cost as the fair value of these investment in is not readily available. The fair value of notes payable approximates its carrying value as the stated interest rate reflects recent market conditions.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

Investments

Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings.

For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. (See Note 5 for further discussion on investments)

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests, which takes place during the fourth quarter, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. No impairment was recognized during the six months ended June 30, 2023 or year ended December 31, 2022. (Note 7)

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized as of June 30, 2023 or the year ended December 31, 2022. (Note 8)

Revenue Recognition

The Company has adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The Company enters into licensing and development agreements with collaborators for the development of its technologies. The terms of these agreements contain multiple performance obligations which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) rights to future technological improvements, and/or (iii) research activities to be performed on behalf of the collaborative partner, Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments based upon the achievement of certain milestones, and royalties on product sales. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $445,000 for the six months ended June 30, 2023, and $374,000 for six months ended June 30, 2022.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2023, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

On January 1, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2022, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. As of June 30, 2023 the Company has deemed that no reserve on credit losses were necessary.

Continuing Operations and Going Concern

Due to incurred operating losses as well as negative cash flows from operating and investing activities over the past two years, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

To continue as a going concern, the Company has entered into an updated revolving promissory note which extended the maturity through June 30, 2024, and DSS, Inc. (“DSS”), the majority shareholder of the Company, intends to continue to fund the operations of the Company through a year from the date these financial statements were available to be issued. The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

Notes receivable, unearned interest, and related recognition

The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports the net investment in the notes receivable on the consolidated balance sheet as current or long-term based on the maturity date of the underlying notes. Such net investment is comprised of the amount advanced on the loans, adjusting for net deferred loan fees or costs incurred at origination, amounts allocated to warrants received upon origination, and any payments received in advance. The unearned interest is recognized over the term of the notes and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Net deferred loan fees or costs, together with discounts recognized in connection with warrants acquired at origination, are accreted as an adjustment to yield over the term of the loan.

Note 3. Prepaid Expenses

Prepaid expenses for the six months ended June 30, 2023, includes prepaid inventory approximating $4,000 and research and development fees paid to GRDG Sciences, LLC. (“GRDG”), a related party, approximating $43,000. Prepaid expenses at December 31, 2022 of $104,000 including research and development costs to GRDG approximating $43,000.

Note 4. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2024. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2024. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of June 30, 2023, approximately $204,000 and is classified in current notes receivable on the accompanying consolidated balance sheets. The outstanding principal and interest as of December 31, 2022 is approximately $206,000 with $16,000 classified in Current portion of notes receivable and $190,000 classified as Notes receivable on the accompanying consolidated balance sheets.

Note 5. Investments

On December 19, 2020, Impact BioMedical, entered into a subscription agreement (the “Subscription Agreement”) with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), a limited liability company incorporated in the British Virgin Islands, pursuant to which the Company agreed to purchase 525 ordinary shares or 4.99% of BioMed at a purchase price of approximately $632,000. The Subscription Agreement provides, among other things, the Company has the right to appoint a new director to the board of BioMed. With respect to an issuance of shares to a third party by BioMed, the Company will have the right of first refusal to purchase such shares, as well as customary tag-along rights. In connection with the Subscription Agreement, Impact Biomedical entered into an exclusive distribution agreement (the “Distribution Agreement”) with BioMed, to directly market, advertise, promote, distribute, and sell certain BioMed products, which focus on manufacturing natural probiotics, to resellers. This investment is valued at cost, as it does not have a readily determined fair value.

Under the terms of the Distribution Agreement, the Company will have exclusive rights to distribute the products within the United States, Canada, Singapore, Malaysia, and South Korea and non-exclusive distribution rights in all other countries. In exchange, the Company agreed to certain obligations, including mutual marketing obligations to promote sales of the products. This agreement is for ten years with a one year auto-renewal feature.

BioMed focuses on manufacturing natural probiotics, pursuant to which the Company will directly market, advertise, promote, distribute and sell certain BioMed products to resellers. The products to be distributed by the Company include BioMed’s PGut Premium Probiotics®, PGut Allergy Probiotics®, PGut SupremeSlim Probiotics®, PGut Kids Probiotics®, and PGut Baby Probiotics®.

Effective January 1, 2021, the Company entered into a securities purchase agreement (“SPA”) with Nano9, LLC. (“Nano9”), a Utah limited partnership. For the consideration of $150,000 the Company obtained 1,000 membership units, or approximately 10% equitable ownership of Nano9. Nano9 is a scientifically driven company, specializing in the development and production of leading nano-sized health & wellness products utilizing their proprietary nano technology. As of June 30, 2023 and June 30, 2022, the fair value of the Company’s investment in Nano9 is not readily available, and therefore is recorded at cost of $150,000.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On March 15, 2021, the Company, through one of its subsidiaries, entered into a Stock Purchase Agreement (the “Vivacitas Agreement #1”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares at the per share price of $1.00. This option will terminate upon one of the following events: (i) Vivacitas’ board of directors cancels this option because it is no longer in the best interest of the Company; (ii) December 31, 2022; or (iii) the date on which Vivacitas receives more than $1.00 per share of the Company’s common stock in a private placement with gross proceeds of $500,000. Under the terms of the Vivacitas Agreement #1, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”) to purchase from the Seller’s wholly owned subsidiary Impact Oncology PTE Ltd. (“IOPL”) for a purchase price of $2,480,000. The acquisition of IOPL has been treated as an asset acquisition as IOPL does not meet the definition of a business as defined in Topic 805. IOPL owns 2,480,000 shares of common stock of Vivacitas along with the option to purchase an additional 250,000 shares of common stock. The Sellers largest shareholder is Mr. Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors and its largest shareholder.

On April 1, 2021, the Company entered into an additional stock purchase agreement with Vivacitas (“Vivacitas Agreement #2”), whereas Vivacitas wished to employ the service of the Chief Business Officer of Impact Biomedical, and in return for the services of this individual, Vivacitas shall issue to the Company, the aggregate purchase price for the Class A Common Shares of Vivacitas at the value of $1.00 per share shall be $120,000 to be paid in twelve (12) equal monthly installments for the period between April 1, 2021 and March 31, 2022.

On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1 for $1,000,000. This, along with the shares received as part Vivacitas Agreement #2 increased the Company’s equity position in Vivacitas to approximately 16% as of December 31, 2022. As of December 31, 2022, the Company determined to impair 100% of its investment in Vivacitas, in the amount of $4,100,000.

Note 6. PROPERTY PLANT AND EQUIPMENT and INVESTMENT IN REAL ESTATE, NET

Property, plant and equipment consisted of the following as of:

	Estimated	June 30,	December 31,
	Useful Life	2023	2022
Machinery and equipment	5-10 years	$30,000	$25,000
Construction in progress		263,000	251,000
Total Cost		293,000	276,000
Less accumulated depreciation		3,000	-
Property, plant and equipment, net		$290,000	$276,000

Depreciation expense for the six months ended June 30, 2023 and 2022 were approximately $3,000 and $0, respectively.

Note 7. Goodwill

Goodwill balances and activity for the six months ended June 30, 2023 and year ended December 31, 2022 consisted of the following:

Balance at December 31, 2022	$25,093,000
Goodwill adjustment	-
Balance at June 30, 2023	$25,093,000

During the year ended December 31, 2022, management performed annual goodwill impairment testing. No goodwill impairment was identified as a result of these tests. We used qualitative factors to determine whether it was more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeded its carrying amount.

Note 8. Intangible Assets

The definite-lived intangible assets, to be amortized over 20 years, balances, and activity for the six months ended June 30, 2023, year ended December 31, 2022 consisted of the following:

	06/30/2023			12/31/2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definitive-lived:
Developed technology	$22,260,000	$(2,783,000)	$19,477,000	$22,260,000	$(2,226,000)	$20,034,000
Total	$22,260,000	$(2,783,000)	$19,477,000	$22,260,000	$(2,226,000)	$20,034,000

The following table represents future amortization of developed technologies for the years ending December 31:

2023	$557,000
2024	$1,113,000
2025	$1,113,000
2026	$1,113,000
2027	$1,113,000
Thereafter	$14,468,000

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Debt

On December 31, 2020, and later amended on June 30, 2023, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of June 30, 2024. The revolving nature of this Note permits principal amounts borrowed to be repaid and reborrowed. In the case of default, at DSS’s option, (i) eighteen percent (18%) per annum, or (ii) such lesser rate of interest as Lender in its sole discretion may choose to charge; but never more than the Maximum Lawful Rate. DSS has not established a maximum borrowing amount and intends to continue to fund the operations of the Company through a year from the date these financial statements were available to be issued. As of June 30, 2023 and December 31, 2022, this Note has an outstanding balance, including interest of $11,754,000 and $9,991,000, respectively.

Note 10. Stockholders’ Equity

On May 10, 2023, the Company, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the total number of shares of Common Stock to 4,000,000,000 shares with a par value of $0.001. Each share of Common Stock when issued, shall have one (1) vote on all matters presented to the stockholders. Our Amended and Restated Articles of Incorporation also authorized 100,000,000 shares of preferred stock, par value $0.001 per share. On May 11, 2023, the Company effected a forward split. As a result, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding. Prior to the split, there were 125,073,621 shares of our Common Stock and no shares of preferred stock issued and outstanding. As of June 30,2023 and December 31, 2022, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding.

Note 11. Related Party Transactions

Research and Development Activities

Based on Shareholders Agreement entered into on April 26, 2017, the Company would fund the scientific operations of GRDG, a company involved in research and development of biomedical products which is a minority stockholder of two of the Company’s subsidiaries and is owned by Daryl Thompson, a director of many subsidiaries of the Company, to do the development and research works on the biomedical products for the Company. As of June 30, 2023, this funding approximates $43,000 per month, and incurred approximately $258,000 in expenses. On June 30, 2023 and December 31, 2022, the Company owed this related party $0 and had prepaid monthly fees approximating $43,000 and $43,000, respectively.

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. These costs are approximately $12,000 per month. As of June 30, 2023, the Company incurred $72,000 in related expenses. As of June 30, 2022, the Company incurred approximately $98,000 in related expenses.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Commitments and Contingencies

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it’s licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the six months ended June 30, 2023 and 2022, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

On February 15, 2022, the Company and its subsidiaries, Global BioLife, Inc. (“Global”), and Impact BioLife Sciences, Inc. (“BioLife Sciences”), and GRDG entered into a Licensing Proceeds Distribution Agreement (“GRDG Agreement”), whereas GRDG would transfer its 20% equity position in both Global and BioLife Sciences to the Company in exchange for 20% interest in Global and/or BioLife Science revenue received from the exclusive or non-exclusive licensing of and/or the sale of Global Intellectual Property to a Third Party, net of specific costs. As of the date of this report, no contingent liability has been recognized under the GRDG Agreement.

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of June 30, 2023 and December 31, 2022, no liability has been recorded in relation to the Equivir License as development of the Equivir technology has not begun and no reasonable amount can be estimated.

Note 13. Subsequent Events

The Company has evaluated all subsequent events and transactions through October 5, 2023, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

DSS, Inc (NYSE American: DSS) announced the distribution date for the previously announced stock dividend of Impact BioMedical Inc. DSS Inc. shareholders of record on July 10, 2023 will be entitled to four (4) shares of Impact Biomedical Inc. for every one (1) share of DSS to be distributed on August 8, 2023. Each share of Impact BioMedical distributed as part of the distribution will not be eligible for resale until 180 days from the date Impact BioMedical’s initial public offering becomes effective under the Securities Act, subject to the discretion of the Company to lift the restriction sooner.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Except for the historical information contained herein, this report contains forward-looking statements (identified by words such as “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Impact BioMedical, Inc. (the “Company”, “Impact BioMedical”, “We”) through the utilization of its intellectual property rights, or through investment in, or through acquisition of companies in the biohealth and biomedical fields, focuses on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. The Company is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza.

Global BioLife, Inc. (“Global BioLife”), one of the Company’s subsidiaries and the main operating company of the group, focuses on research in four main areas: (i) the “Linebacker” project, which aims to develop a universal therapeutic drug platform; (ii) a new sugar substitute called “Laetose,”; (iii) a multi-use fragrance called “3F” (Functional Fragrance Formulation); and (iv) Equivir/Nemovir, a blend of natural polyphenols designed as an antimicrobial medication.

Linebacker

Unlike the traditional approach to treat individual diseases with specific drugs, the Linebacker platform seeks to offer a breakthrough therapeutic option for multiple diseases. Linebacker is designed to work by inhibiting a cascade of inflammatory responses responsible for many diseases. Its design is in direct contrast to the traditional approach of targeting individual diseases with specific drugs.

Laetose

We have also developed a low-calorie, low glycemic level, natural modified sugar through Global BioLife. The product, “Laetose,” is designed to possess low glycemic properties and mitigate inflammation. The Company is presently seeking to license Laetose. Global BioLife established a joint venture, Sweet Sense, Inc. (“Sweet Sense”), with Quality Ingredients, LLC for the development, manufacture, and global distribution of the new sugar substitute. On November 8, 2019, the Company purchased 50% of Sweet Sense Inc. from Quality Ingredients, LLC for $91,000. Sweet Sense is now an 81.8% owned subsidiary of Impact BioMedical.

Functional Fragrance Formulation (“3F”)

Global BioLife has established a collaboration with U.S.-based Chemia Corporation (“Chemia”) to develop specialized fragrances to counter mosquito-borne diseases such as Zika and Dengue, among other medical applications. The 3F mosquito fragrance product is made from specialized oils sourced from botanicals that mosquitos avoid. Global BioLife is seeking to commercialize this product. Together with Chemia, we are attempting to license 3F. Any potential profits from the 3F project will be split between Global BioLife and Chemia pursuant to the terms of the 20- year Royalty Agreement (Note 11).

Equivir

Equivir, is a polyphenol compound that is believed to be successful in antiviral infection treatments. Equivir is a patented medication, which has broad antiviral efficacy against multiple types of infectious disease.

The Company was incorporated in the State of Nevada as a for-profit company on October 16, 2018 and established a fiscal year end of December 31st. The Company issued 9,000 shares to its sole shareholder Global BioMedical Pte. Ltd., which was wholly owned by Alset International Limited (formally Singapore eDevelopment Limited), a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGXST”). On March 31, 2020, the Company issued 125,064,621 shares of common stock to its sole shareholder Global BioMedical Pte. Ltd. On July 24, 2020, the Board approved the Stock Split, pursuant to which each share of the Company’s common stock issued and outstanding was split into nine shares of the Company’s common stock. The numbers of authorized common stock and issued and outstanding common stock in the reporting periods were retrospectively adjusted for the stock split.

Impact BioMedical, Inc. targets unmet, urgent medical needs and expands the borders of medical and pharmaceutical science. Impact drives mission-oriented research, development, and commercialization of solutions for medical advances in human wellness and healthcare. By leveraging technology and new science with strategic partnerships, Impact Bio provides advances in drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Other exciting technologies include a breakthrough alternative sugar aimed to combat diabetes and functional fragrance formulations aimed at the industrial and medical industry.

The business model of Impact BioMedical revolves around two methodologies – Licensing and Sales Distribution:

1) Impact develops valuable and unique patented technologies which will be licensed to pharmaceutical, large consumer package goods companies and venture capitalists in exchange for usage licensing and royalties.

2) Impact utilizes the DSS ecosystem to leverage its sister companies that have in place distribution networks on a global scale. Impact will engage in branded and private labelling of certain products for sales generation through these channels. This global distribution model will give direct access to end users of Impact’s nutraceutical and health related products.

Costs and expenses

	Three months ended June 30, 2023	Three months ended June 30, 2022	% Change	Six months ended June 30, 2023	Six months ended June 30,2022	% Change

Sales, general and administrative compensation	41,000	58,000	-29%	81,000	168,000	-52%
Depreciation and amortization	280,000	278,000	1%	560,000	556,000	1%
Professional services	407,000	229,000	78%	686,000	356,000	93%
Research and development	266,000	206,000	29%	445,000	374,000	19%
Other general expenses	14,000	29,000	-52%	39,000	55,000	-29%

Total costs and expenses	$1,008,000	$800,000	26%	$1,811,000	$1,509,000	20%

Selling, general and administrative compensation costs decreased 52% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 due to decreases in head count at the Company.

Depreciation and amortization expense increases 1% for both the six months ended June 30, 2023, and the six months ended June 30, 2022 and represents the amortization of the associated with the developed technology and patents acquired as part of the acquisition of Impact BioMedical by DSS. Amortization of these assets began on January 1, 2021, and will have a 20-year term.

Professional fees increased 93% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 mostly due to increases in consulting and legal services associated with developing and implementing Impact BioMedical’s business plan, cost to patent newly developed technologies and other related fees for the development of new technologies.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. Research and development increased 19% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 primarily due to exploration and development of new and existing technologies.

Other operating expenses consist primarily of office supplies, IT support, sales and marketing costs, travel and insurance costs. These costs decreased 29% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 due primarily to increased IT support and travel costs.

Other Income (Expense)

	Three months ended June 30, 2023	Three months ended June 30, 2022	% Change	Six months ended June 30, 2023	Six months ended June 30, 2022	% Change

Interest Income	$3,000	$90,000	-97%	$7,000	$186,000	-96%
Interest Expense	(116,000)	(139,000)	-17%	(217,000)	(272,000)	-20%
Other expense	-	-	N/A	52,000	-	N/A

Total other income	$(113,000)	$(49,000)	-131%	$(158,000)	$(86,000)	84%

Interest income is recognized on the Company’s notes receivables. Interest income decreased for three and six months ended June 30, 2023 as compared to the same periods June 30, 2022 due to the assignment of a note receivable to a related party during 2023.

Interest expense is recognized on the Company’s debt to DSS.

Net Loss

	Three months ended June 30, 2023	Three months ended June 30, 2022	% Change	Six months ended June 30, 2023	Six months ended June 30, 2022	% Change

Net loss	$(1,121,000)	$(799,000)	-40%	$(1,969,000)	$(1,545,000)	-27%

For the three and six months ended June 30, 2023, the Company recorded net losses of $1,121,000 and $1,969,000, respectively as compared to net losses of $799,000 and $1,545,000, respectively for June 30, 2022 due primarily to increased costs associated with professional fees as well as decreases in interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of June 30, 2023, the Company had cash of approximately $3,000. As of June 30, 2023, the Company believes that it has sufficient availability to cash via its revolving promissory note with DSS to meet its cash requirements for at least the next 12 months from the filing date of this Quarterly Report.

Cash Flow from Continuing Operating Activities

Net cash used for continuing operating activities was $1,747,000 for the six months ended June 30, 2023 as compared to cash used for operating activities of $1,077,000 for the six months ended June 30, 2022. This increase is driven by increases in net operating losses of $424,000 as well as the payments of accrued liabilities and accounts payable totaling $238,000 during the six months ended June 30, 2023.

Cash Flow from Investing Activities

Net cash used for investing activities was $15,000 for the six months ended June 30, 2023 as compared net cash used of $73,000 for the six months ended June 30, 2022. This fluctuation is driven by the purchase of investments approximating $65,000 during the six months ended June 30, 2022 without similar activities during 2023.

Cash Flow from Financing Activities

Net cash provided from financing activities was $1,763,000 for the six months ended June 30, 2023 and represents borrowings from DSS. During the six months ended June 30, 2022, net cash provided by financing activities was driven by borrowings from DSS of $1,235,000.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2022, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2023, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 which remained as of June 30, 2023, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2023, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Impact BioMedical Inc. dated July 29, 2020 incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on February 12, 2021.

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Impact BioMedical Inc. incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on February 12, 2021.

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Impact BioMedical Inc. incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on September 29, 2021.

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Impact BioMedical Inc. incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on May 15, 2023.

10.1	Share Exchange Agreement dated as of April 27, 2020, among Document Security Systems, Inc., DSS BioHealth Security, Inc., Singapore eDevelopment Limited and Global BioMedical Pte Ltd. incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on February 12, 2021.

10.2	Subscription Agreement dated December 19, 2020, between the Company and BioMed Technologies Asia Pacific Holdings Limited incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.3	Promissory Note with Dustin Michael Crum dated February 21, 2021 incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 24, 2022.

10.4	Stock Purchase Agreement dated March 15, 2021 between the Company and Vivacitas Oncology Inc. incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on June 24, 2022.

10.5	Convertible Promissory Note dated May 14, 2021 incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on June 24, 2022.

10.6	Revolving Promissory Note dated December 31, 2020 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.7	Royalty Agreement by and between Global BioLife Inc. and Chemia Corporation, dated August 15, 2018 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.8	Addendum to Royalty Agreement by and between Global BioLife Inc. and Chemia Corporation, dated November 27, 2018 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.9	Distribution Agreement by and between BioMed Technologies Asia Pacific Holdings Limited and Impact BioMedical Inc., dated December 9, 2020 incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.10	Global BioLife, Inc. Stockholders’ Agreement among Global BioLife, Inc., Global BioMedical, Inc., Holista Colltech Limited, and GRDG Sciences, LLC, dated April 26, 2017 incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.11	Amendment No. 1 to Global BioLife, Inc. Stockholders’ Agreement among Global BioLife, Inc., Global BioMedical, Inc., Holista Colltech Limited, and GRDG Sciences, LLC, dated May 22, 2018 incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.12	Amendment No. 2 to Global BioLife, Inc. Stockholders’ Agreement among Global BioLife, Inc., Global BioMedical, Inc., Holista Colltech Limited, and GRDG Sciences, LLC, dated August 2020 incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on June 24, 2022.

10.13	Impact BioLife Science, Inc. Stockholders Agreement among Impact BioLife Science, Inc., Impact BioMedical Inc. and GRDG Sciences, LLC, dated December 11, 2020 incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on June 24, 2022.

10.14	Licensing Proceeds Distribution Agreement with GRDG Sciences, LLC dated May 16, 2022 incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 24, 2022.

10.15	Amendment No. 1 to Revolving Promissory Note dated December 31, 2021 incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on May 15, 2023.

10.16	Amendment No. 2 to Revolving Promissory Note dated March 31, 2022 incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.17	License Agreement with ProPhase Labs, Inc. dated March 17, 2022 incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.18	License Agreement with ProPhase Labs, Inc. dated July 18, 2022 incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

10.19	Licensing Proceeds Distribution Agreement with GRDG Sciences, LLC dated February 15, 2022 incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 (333-253037), as amended, originally filed with the Securities and Exchange Commission on August 2, 2022.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities and Exchange Act, as amended, and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPACT BIOMEDICAL, INC.

October 5, 2023	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

October 5, 2023	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

