Form 10-Q
period 2023-09-30
IMPACT BIOMEDICAL INC.
filed 2023-11-13
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023 there were 10,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

Table of Contents

IMPACT BIOMEDICAL, INC.

FORM 10-Q

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Balance Sheets

	Sep 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$201,000	$2,000
Current portion of notes receivable	204,000	16,000
Prepaid expenses and other current assets	96,000	104,000
Total current assets	501,000	122,000

Property, plant and equipment, net	289,000	276,000
Other investments	-	782,000
Notes receivable	-	190,000
Goodwill	25,093,000	25,093,000
Other intangible assets, net	19,199,000	20,034,000
Total assets	$45,082,000	$46,497,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$476,000	$539,000
Accrued expenses	6,000	63,000
Note payable, related party	11,784,000	9,933,000
Total current liabilities	12,266,000	10,535,000

Deferred tax liability, net	3,235,000	3,235,000
Total liabilities	15,501,000	13,770,000

Commitments and contingencies (Note 13)

Stockholder’s equity
Common stock, $.001 par value; 4,000,000,000 shares authorized, 70,496,041 shares issued and outstanding (70,496,041 on December 31, 2022)	70,000	70,000
Additional paid-in capital	38,113,000	38,113,000
Accumulated deficit	(11,668,000)	(8,567,000)
Total stockholder’s equity of the company	26,515,000	29,616,000
Non-controlling interest in subsidiary	3,066,000	3,111,000
Total stockholder’s equity	29,581,000	32,727,000

Total liabilities and stockholder’s equity	$45,082,000	$46,497,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	-	-	-	50,000

Costs and expenses:

Research and development	239,000	330,000	684,000	704,000
Professional services	435,000	183,000	1,121,000	557,000
Depreciation and amortization	280,000	279,000	840,000	835,000
Other general expenses	23,000	7,000	62,000	40,000
Selling, general and administrative compensation	101,000	90,000	182,000	286,000
Total costs and expenses	1,078,000	889,000	2,889,000	2,422,000

Operating loss	(1,078,000)	(889,000)	(2,889,000)	(2,372,000)

Other income (expense):
Interest income	3,000	3,000	10,000	104,000
Other income	-	-	52,000	-
Interest expense	(102,000)	(92,000)	(319,000)	(363,000)
Loss from continuing operations before income taxes	(1,177,000)	(978,000)	(3,146,000)	(2,631,000)

Income tax benefit (loss)	-	(1,258,000)	-	(1,258,000)
Net loss	$(1,177,000)	$(2,236,000)	$(3,146,000)	$(3,889,000)

Loss from continuing operations attributed to noncontrolling interest	15,000	67,000	45,000	200,000

Net loss attributable to common stockholders	$(1,162,000)	$(2,169,000)	$(3,101,000)	$(3,689,000)

Loss per common share:
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Shares used in computing loss per common share:
Basic	70,496,041	70,496,041	70,496,041	70,496,041
Diluted	70,496,041	70,496,041	70,496,041	70,496,041

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in
	Shares	Amount	Capital	Deficit	Subsidiary	Total

Balance, December 31, 2022	70,496,041	$70,000	$38,113,000	$(8,567,000)	$3,111,000	$32,727,000

Net loss	-	-	-	(3,101,000)	(45,000)	(3,146,000)
Balance September 30, 2023	70,496,041	$70,000	$38,113,000	$(11,668,000)	$3,066,000	$29,581,000

Balance, December 31, 2021	70,496,041	$70,000	$38,113,000	$(1,574,000)	$3,315,000	$39,924,000

Net loss	-	-	-	(3,689,000)	(200,000)	(3,889,000)
Balance, September 30, 2022	70,496,041	$70,000	$38,113,000	$(5,263,000)	$3,115,000	$36,035,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(3,146,000)	$(3,889,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	840,000	835,000
Deferred tax benefits	-	1,258,000
Decrease (increase) in assets:
Prepaid expenses and other current assets	8,000	(18,000)
Increase (decrease) in liabilities:
Accounts payable	(63,000)	(71,000)
Accrued expenses	(57,000)	6,000
Net cash used for operating activities	(2,418,000)	(1,879,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,000)	-
Purchase of investments	-	(65,000)
Note receivable investment, net	2,000	(9,000)
Net cash used for investing activities	(16,000)	(74,000)

Cash flows from financing activities:
Borrowings from note payable, related party	2,633,000	2,008,000
Net cash provided by financing activities	2,633,000	2,008,000

Net increase in cash	199,000	55,000
Cash and cash equivalents at beginning of period	2,000	46,000
Cash and cash equivalents at end of period	$201,000	$101,000

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

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of September 30, 2023	Attributable interest as of December 31, 2022

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%

As of September 30, 2023, and December 31, 2022, the aggregate noncontrolling interest was equity of $3,066,000 and $3,111,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

Note 2. Revision of Financial Statements

During the preparation of the financial statements for the nine months ended September 30, 2023, the Company determined that the reporting of interest income and operating expenses were understated on the condensed consolidated financial statements of the Company for the nine months ended September 30, 2022. Interest income was understated by approximately $82,000 and Operating expenses were understated by approximately $24,000. The impact of the correction approximates a $58,000 decrease in net loss.

Note 3. Summary of Significant Accounting and Reporting Policies

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed like basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2023 or 2022.

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

The carrying amounts reported in the balance sheet of cash and cash equivalents, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do reflect recent market conditions. The Company’s investments are recorded at cost as the fair value of these investment in is not readily available. The fair value of notes payable approximates its carrying value as the stated interest rate reflects recent market conditions.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

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

For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. (See Note 6 for further discussion on investments)

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests, which takes place during the fourth quarter, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. No impairment was recognized during the nine months ended September 30, 2023 or year ended December 31, 2022. (Note 8)

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized as of September 30, 2023 or the year ended December 31, 2022. (Note 9)

Revenue Recognition

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $684,000 for the nine months ended September 30, 2023, and $704,000 for nine months ended September 30, 2022.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2023, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

On January 1, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2022, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. As of September 30, 2023 the Company has deemed that no reserve on credit losses were necessary.

Continuing Operations and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

To continue as a going concern, the Company has entered into an updated revolving promissory note which extended the maturity through September 30, 2024, and DSS, Inc. (“DSS”), the majority shareholder of the Company, intends to continue to fund the operations of the Company through a year from the date these financial statements were available to be issued. The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs. The Company also anticipates raising additional funds through an initial public offering. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

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

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Prepaid Expenses and other current assets

Prepaid expenses for the nine months ended September 30, 2023, includes a receivable for items sold in relation to the Company’s distribution agreement with BioMed Technologies Asia Pacific Holdings Limited (see Note 4) of approximating $96,000. Prepaid expenses at December 31, 2022 of $104,000 including research and development costs to GRDG, a related party. approximating $43,000.

Note 5. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2024. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2024. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of September 30, 2023, approximately $204,000 and is classified in current notes receivable on the accompanying consolidated balance sheets. The outstanding principal and interest as of December 31, 2022 is approximately $206,000 with $16,000 classified in Current portion of notes receivable and $190,000 classified as Notes receivable on the accompanying consolidated balance sheets.

Note 6. Investments

On December 19, 2020, Impact BioMedical, entered into a subscription agreement (the “Subscription Agreement”) with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), a limited liability company incorporated in the British Virgin Islands, pursuant to which the Company agreed to purchase 525 ordinary shares or 4.99% of BioMed at a purchase price of approximately $632,000. The Subscription Agreement provides, among other things, the Company has the right to appoint a new director to the board of BioMed. With respect to an issuance of shares to a third party by BioMed, the Company will have the right of first refusal to purchase such shares, as well as customary tag-along rights. In connection with the Subscription Agreement, Impact Biomedical entered into an exclusive distribution agreement (the “Distribution Agreement”) with BioMed, to directly market, advertise, promote, distribute, and sell certain BioMed products, which focus on manufacturing natural probiotics, to resellers. This investment is valued at cost, as it does not have a readily determined fair value. This asset and associated Note payable, related party were transferred in June 2022 to DSS BioHealth, Inc, which is a related party.

Effective January 1, 2021, the Company entered into a securities purchase agreement (“SPA”) with Nano9, LLC. (“Nano9”), a Utah limited partnership. For the consideration of $150,000 the Company obtained 1,000 membership units, or approximately 10% equitable ownership of Nano9. Nano9 is a scientifically driven company, specializing in the development and production of leading nano-sized health & wellness products utilizing their proprietary nano technology. This asset and associated Note payable, related party were transferred June 2022 to DSS BioHealth, Inc, which is a related party.

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

Note 7. PROPERTY PLANT AND EQUIPMENT and INVESTMENT IN REAL ESTATE, NET

Property, plant and equipment consisted of the following as of:

	Estimated	September 30,	December 31,
	Useful Life	2023	2022
Machinery and equipment	5-10 years	$30,000	$25,000
Construction in progress		263,000	251,000
Total Cost		293,000	276,000
Less accumulated depreciation		4,000	-
Property, plant and equipment, net		$289,000	$276,000

Depreciation expense for the nine months ended September 30, 2023 and 2022 were approximately $4,000 and $0, respectively.

Note 8. Goodwill

Goodwill balances and activity for the nine months ended September 30, 2023 and year ended December 31, 2022 consisted of the following:

Balance at December 31, 2022	$25,093,000
Goodwill adjustment	-
Balance at September 30, 2023	$25,093,000

During the year ended December 31, 2022, management performed annual goodwill impairment testing. No goodwill impairment was identified as a result of these tests. We used qualitative factors to determine whether it was more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeded its carrying amount.

Note 9. Intangible Assets

The definite-lived intangible assets, to be amortized over 20 years, balances, and activity for the nine months ended September 30, 2023, year ended December 31, 2022 consisted of the following:

	09/30/2023			12/31/2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definitive-lived:
Developed technology	$22,260,000	$(3,061,000)	$19,199,000	$22,260,000	$(2,226,000)	$20,034,000
Total	$22,260,000	$(3,061,000)	$19,199,000	$22,260,000	$(2,226,000)	$20,034,000

The following table represents future amortization of developed technologies for the years ending December 31:

2023	$279,000
2024	$1,113,000
2025	$1,113,000
2026	$1,113,000
2027	$1,113,000
Thereafter	$14,468,000

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Debt

On December 31, 2020, and later amended on September 30, 2023, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2024. The revolving nature of this Note permits principal amounts borrowed to be repaid and reborrowed. In the case of default, at DSS’s option, (i) eighteen percent (18%) per annum, or (ii) such lesser rate of interest as Lender in its sole discretion may choose to charge; but never more than the Maximum Lawful Rate. DSS has not established a maximum borrowing amount and intends to continue to fund the operations of the Company through a year from the date these financial statements were available to be issued. As of September 30, 2023 and December 31, 2022, this Note has an outstanding balance, including interest of $11,784,000 and $9,933,000, respectively.

Note 11. Stockholders’ Equity

On May 10, 2023, the Company, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the total number of shares of Common Stock to 4,000,000,000 shares with a par value of $0.001. Each share of Common Stock when issued, shall have one (1) vote on all matters presented to the stockholders. Our Amended and Restated Articles of Incorporation also authorized 100,000,000 shares of preferred stock, par value $0.001 per share. On May 11, 2023, the Company effected a forward split. As a result, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding. Prior to the split, there were 125,073,621 shares of our Common Stock and no shares of preferred stock issued and outstanding. As of September 30,2023 and December 31, 2022, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding.

On August 8, 2023 DSS, the Company’s largest shareholder, distributed to its shareholders of record on July 10, 2023 4 shares of Impact Bio’s stock for 1 share they owned. Each share of Impact BioMedical distributed as part of the distribution will not be eligible for resale until 180 days from the date Impact BioMedical’s initial public offering becomes effective under the Securities Act, subject to the discretion of the Company to lift the restriction sooner.

On October 31, 2023, the Company effected a reverse stock split of 1 for 55. As of December 31, 2022 and September 30, 2023, there were 3,877,282,251 shares of our Common Stock issued and outstanding which was converted to 70,496,041 shares. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%.

Note 12. Related Party Transactions

Research and Development Activities

Based on Shareholders Agreement entered into on April 26, 2017, the Company would fund the scientific operations of GRDG, a company involved in research and development of biomedical products which is a minority stockholder of two of the Company’s subsidiaries and is owned by Daryl Thompson, a director of many subsidiaries of the Company, to do the development and research works on the biomedical products for the Company. As of September 30, 2023, this funding approximates $43,000 per month, and incurred approximately $387,000 in expenses. On September 30, 2023 and December 31, 2022, the Company owed this related party $0 and had prepaid monthly fees approximating $0 and $43,000, respectively.

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. These costs are approximately $12,000 per month. As of September 30, 2023, the Company incurred $108,000 in related expenses. As of September 30, 2022, the Company incurred approximately $98,000 in related expenses.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the nine months ended September 30, 2023 and 2022, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

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

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of September 30, 2023 and December 31, 2022, no liability has been recorded in relation to the Equivir License as development of the Equivir technology has not begun and no reasonable amount can be estimated.

Note 14. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the nine-months ended September 30, 2023, and 2022:

	2023	2022

Assignment of assets to related party	$(782,000)	$-
Transfer of debt associated with assigned assets	$782,000	$-

Note 15. Subsequent Events

The Company has evaluated all subsequent events and transactions through November 14, 2023, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than what was identified in Note 11.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Except for the historical information contained herein, this report contains forward-looking statements (identified by words such as “estimate,” “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

Costs and expenses

	Three months ended September 30, 2023	Three months ended September 30, 2022	% Change	Nine months ended September 30, 2023	Nine months ended September 30, 2022	% Change

Sales, general and administrative compensation	101,000	90,000	12%	182,000	286,000	-36%
Depreciation and amortization	280,000	279,000	1%	840,000	835,000	1%
Professional services	435,000	183,000	138%	1,121,000	557,000	101%
Research and development	239,000	330,000	-28%	684,000	704,000	-3%
Other general expenses	23,000	7,000	229%	62,000	40,000	55%

Total costs and expenses	$1,078,000	$889,000	21%	$2,889,000	$2,422,000	19%

Selling, general and administrative compensation costs decreased 36% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 due to decreases in head count at the Company.

Depreciation and amortization expense increases 1% for both the nine months ended September 30, 2023, and the nine months ended September 30, 2022 and represents the amortization of the associated with the developed technology and patents acquired as part of the acquisition of Impact BioMedical by DSS. Amortization of these assets began on January 1, 2021, and will have a 20-year term.

Professional fees increased 101% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 mostly due to increases in consulting and legal services associated with developing and implementing Impact BioMedical’s business plan, cost to patent newly developed technologies and other related fees for the development of new technologies.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. Research and development decreased 3% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Other operating expenses consist primarily of office supplies, IT support, sales and marketing costs, travel and insurance costs. These costs increased 55% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increased IT support and travel costs.

Other Income (Expense)

	Three months ended September 30, 2023	Three months ended September 30, 2022	% Change	Nine months ended September 30, 2023	Nine months ended September 30, 2022	% Change

Interest Income	$3,000	$3,000	0%	$10,000	$104,000	-90%
Interest Expense	(102,000)	(92,000)	11%	(319,000)	(363,000)	-12%
Other expense	-	-	N/A	52,000	-	N/A %

Total other income	$(99,000)	$(89,000)	-11%	$(257,000)	$(259,000)	-1%

Interest income is recognized on the Company’s notes receivables. Interest income decreased for nine months ended September 30, 2023 as compared to the same periods September 30, 2022 due to the assignment of a note receivable to a related party during 2023.

Interest expense is recognized on the Company’s debt to DSS.

Net Loss

	Three months ended September 30, 2023	Three months ended September 30, 2022	% Change	Nine months ended September 30, 2023	Nine months ended September 30, 2022	% Change

Net loss	$(1,177,000)	$(2,236,000)	47%	$(3,146,000)	$(3,889,000)	19%

For the three and nine months ended September 30, 2023, the Company recorded net losses of $1,177,000 and $3,146,000, respectively as compared to net losses of $2,236,000 and $3,889,000, respectively for September 30, 2022 due primarily to valuation placed against deferred tax assets during the third quarter of 2022.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through debt financing. As of September 30, 2023, the Company had cash of approximately $201,000. As of September 30, 2023, the Company believes that it has sufficient availability to cash via its revolving promissory note with DSS to meet its cash requirements for at least the next 12 months from the filing date of this Quarterly Report.

Cash Flow from Continuing Operating Activities

Net cash used for continuing operating activities was $2,418,000 for the nine months ended September 30, 2023 as compared to cash used for operating activities of $1,879,000 for the nine months ended September 30, 2022. This increase is driven by increases in net losses of $743,000.

Cash Flow from Investing Activities

Net cash used for investing activities was $16,000 for the nine months ended September 30, 2023 as compared to net cash used of $74,000 for the nine months ended September 30, 2022. This fluctuation is driven by the purchase of investments approximating $65,000 during the nine months ended September 30, 2022 without similar activities during 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities was $2,633,000 for the nine months ended September 30, 2023 and represents borrowings from DSS. During the nine months ended September 30, 2022, net cash provided by financing activities was driven by borrowings from DSS of $2,008,000.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2022, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2023, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 which remained as of September 30, 2023, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2023, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

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

IMPACT BIOMEDICAL, INC.

November 13, 2023	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

November 13, 2023	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

