Form 10-K
period 2023-12-31
IMPACT BIOMEDICAL INC.
filed 2024-02-20
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-32146

IMPACT BIOMEDICAL INC.

(Exact name of registrant as specified in its charter)

Nevada	85-3926944
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1400 Broadfield Blvd., Suite 130

Houston, TX 77084

(Address of principal executive offices)

(585) 325-3610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2023 was $0.

As of February 14, 2024 there were 10,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMPACT BIOMEDICAL INC

PART I

ITEM 1 - BUSINESS

Overview

Impact Biomedical Inc. (“IBIO”. “Impact”, “Impact BioMedical”, “we”, “us”, “our” or the “Company”) is a subsidiary of DSS, Inc (“DSS”: NYSE:DSS). IBIO discovers, confirms, and patents unique science and technologies which can be developed into new offerings in human healthcare and wellness in collaboration with external partners through licensing, co-development, joint ventures, and other relationships. Our activities range from the discovery of technologies and leveraging those technologies to create and commercialize product candidates. Currently, our operations are conducted, and our assets are owned primarily through our principal subsidiaries: (i) Global BioLife, Inc. (“Global BioLife”), which was incorporated on April 14, 2017, (ii) Impact BioLife Science (“Impact BioLife”), which was incorporated on August 28, 2020, (iii)Global BioMedical, Inc. (“Global BioMedical”), which was incorporated on April 18, 2017, and (iv) Sweet Sense, Inc. (“Sweet Sense”), which was incorporated on April 30, 2018.

We discover, confirm, and patent unique science and technologies which can be developed into new offerings in human healthcare and wellness in collaboration with external partners through licensing, co-development, joint ventures, and other relationships. By leveraging technology and new science with strategic partnerships, we provide advances in drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Other exciting technologies include natural compositions for over-the-counter upper respiratory, anti-viral and other conditions, functional fragrance formulations for use in lotions, insect repellents, and other consumer products and a unique alternative sugar composition, with potential to impact calorie intake and glycemic index.

Our business model includes licensing, and potentially direct sales for commercialization and distribution. Potential licensors and development partners include pharmaceutical, food, consumer package goods companies and others in exchange for milestone, and royalty licensing payments.

Below is a list of our principal subsidiaries:

●	Impact BioLife Science, Inc.;
●	Global Biomedical, Inc.;
●	Global BioLife, Inc.; and
●	Sweet Sense, Inc.

Impact BioLife Science, Inc. We are the sole owner of the issued and outstanding common stock of Impact BioLife Science, Inc.

Global Biomedical, Inc. We own 90.9% of Global Biomedical, Inc. issued and outstanding common stock.

Global BioLife, Inc. Through our majority owned subsidiary Global Biomedical, Inc., we own 81.8% of the issued and outstanding common stock of Global BioLife, Inc.

Sweet Sense, Inc. We are the owner of 95.5% of the issued and outstanding common stock of Sweet Sense.

Through our majority-owned subsidiary Global BioLife, we own or have rights to a portfolio of biomedical intellectual property, including intellectual property assigned to Global BioLife by GRDG Sciences, LLC (“GRDG”). Global BioLife leverages its scientific know-how and intellectual property rights to develop various emerging technologies, including biopharmaceuticals, antivirals, antimicrobials, sugar alternatives, insect repellents, fragrances, bioplastics and natural preservatives.

Impact BioMedical has several unique and proprietary technologies that are in continuing development.

Linebacker

Linebacker is a platform of small molecule electrophilically enhanced polyphenol compounds with potential application in oncology (solid tumors), inflammatory disorders, and neurology. Polyphenols are substances found in many nuts, vegetables, and berries. Linebacker compounds are modified Myricetin, which is a common plant-derived flavonoid. Myricetin exhibits a wide rand of activities that include strong anti-oxidant, as well as potential anti-cancer, anti-inflammatory activities (source: NIH). Linebacker can potentially be developed as monotherapy or co-therapy to down-regulate PIM (proviral integration site for Moloney murine leukemia virus) kinase which plays a key role as an oncogene in various cancers (e.g. colon, lung, prostate, breast). Additional potential applications include inflammatory disorders and neurology. Lineebacker-1 and Linebacker-2 compounds have been licensed to ProPhase Lab, Inc. (“ProPhase”) (NASDAQ: PRPH) for development and commercialization worldwide. Composition and method patents are issued for Linebacker in the U.S. and other countries.

Two compounds from the Linebacker platform (LB-1, LB-2) are licensed to ProPhase for clinical development and commercialization for which Impact BioMedical could receive future milestone payments and royalties.

Laetose

Laetose technology is derived from a unique combination of sugar and inositol, which has the potential ability to inhibit the inflammatory and metabolic response of sugar alone. Use of Laetose in a daily diet, compared to sugar, could result in 30% lower sugar consumption and lower caloric and glycemic index/load.

Patents/Intellectual Property Summary Laetose U.S. composition and method patent is filed, published, and awaiting issue.

We are actively seeking potential partners for further development and commercialization of Laetose as a consumer packaged offering worldwide.

Functional Fragrance Formulation (“3F”)

3F is a suite of “functional fragrances” containing specialized botanical ingredients (e.g., terpenes) with potential application as an antimicrobial, or as an additive in insect repellents, detergents, lotions, shampoo, fabrics and other substances to increase effectiveness.

Composition patents have issued in the U.S. and are pending in other countries.

We are actively seeking potential partners for further development and commercialization of 3F.

Equivir

Equivir/Equivir G technology is a novel blend of FDA Generally Recognized as Safe (GRAS) eligible polyphenols (e.g. Myricetin, Hesperetin, Piperine) which have demonstrated antiviral effects with additional potential application as health supplements or medication. Polyphenols are sourced from fruits, vegetables, and other natural substances. Myricetin is a member of the flavonoid class of polyphenolic compounds with antioxidant properties. Hesperitin is a flavanone and Piperine is an alkaloid, commonly found in black pepper.

Method and composition patents are issued in the U.S. and other countries.

Equivir/Equivir G is licensed to ProPhase for development and commercialization worldwide.

Emerging Technology

IBIO continues to explore and discover potential new technologies in accordance with its business model. Areas of interest include bioplastics, preservatives, biopharmaceuticals and other categories which could result in differentiated and proprietary offerings in human healthcare.

2023 RECAP

On July 31, 2023, DSS, Inc. announced today the distribution date for the previously announced stock dividend of Impact BioMedical Inc. DSS Inc. shareholders of record on July 10, 2023 will be entitled to four (4) shares of Impact Biomedical Inc. for every one (1) share of DSS to be distributed on August 8, 2023. Approximately 8,821,000 shares were issued as part of this distribution.

On October 23, 2023, DSS announced that IBIO, its majority-owned subsidiary, had filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) relating to its proposed initial public offering

On November 6, 2023, IBIO filed a Current Report on Form 8-K disclosing a reverse split of its issued and outstanding common stock by a ratio of 1 for 55 and a conversion of certain holder’s common stock into preferred stock. Impact did not effectuate a reverse split of its authorized capital stock and no amendment to the articles of incorporation or bylaws was made. Impact received approval from its majority stockholder and the Company’s Board of Directors (the “Board”) to effectuate the reverse split.

2022 RECAP

The following is a summary of the DSS reported transactions and investments since January 2022 that reflect the active advancements and investments in these business lines:

On January 11, 2022, Impact Biomedical, Inc., a wholly owned subsidiary of DSS, Inc, along with its scientific research partner Global Research and Discovery Group Sciences, (GRDG) announced a project that is designed to take plastics in a whole new direction with the development of what we call Bio-plastics. Bio-plastics under development are designed to make everyday objects resistant to viruses, and also gentler to the planet.

On March 03, 2022, Impact Biomedical, Inc., a wholly owned subsidiary of DSS, Inc, along with its scientific research partner Global Research and Discovery Group Sciences, (“GRDG”) announced it had received a positive report regarding the potential international patentability of its proprietary compound Equivir to treat viral infections which has shown potential to limit the occurrence of, and reduce, the risk or severity of viral outbreaks.

On June 07, 2022, DSS announced that Global BioLife, Inc, a division of the Company’s wholly owned subsidiary Impact BioMedical, was granted a patent from the China National Intellectual Property Administration (“CNIPA”) for 3F™, a Functional Fragrance Formulation technology that is effective as a mosquito repellant through a fragrant compound derived from botanical oils. This complements the corresponding U.S. patent granted (U.S. 11,246,310). 3F™ is an extremely effective mosquito repellant. The repellant is believed to incapacitate two of the three receptors that mosquitoes use to find sources of nutrition. During the past year, Impact BioMedical has laid the groundwork for a future that is focused on scientifically tested, high-impact solutions to global problems that humans are facing from food preservation to antibiotics to creating new ways to develop medicines. Impact Biomedical and GRDG announced a U.S. patent (US 10,966,424) allowance for 3F™DB in June 2021.

On June 28, 2022, Impact Biomedical, Inc, along with its scientific research partner GRDG, announced that it signed a license agreement with ProPhase Labs, Inc. (NASDAQ: PRPH) for Equivir, which has shown potential as a treatment to limit the occurrence of or reduce the risk or severity of viral outbreaks. Since 2019 Equivir as a treatment against viral infections has received two U.S. patents and a positive patentability report opening the door for international patent possibilities. The composition is believed to work by potentially blocking the entry of a virus into host cells, which prevents infection and replication in those host cells. Equivir is a blend of FDA Generally Recognized as Safe (GRAS) eligible polyphenols. The composition is projected to come in capsule form and be taken much like a multivitamin.

On July 21, 2022, DSS Inc, announced that Global BioLife, Inc, a subsidiary of the Company’s wholly owned subsidiary Impact BioMedical, Inc, executed a license agreement with ProPhase BioPharma, Inc, a subsidiary of ProPhase Labs, Inc, a rapidly growing and diversified diagnostics, genomics and biotech company, for Global BioLife’s Linebacker portfolio (LB-1 and LB-2), two patented small molecule PIM kinase inhibitors with significant potential across multiple therapeutic indications. LineBacker is anticipated to be effective in crossing the blood-brain barrier and would be delivered orally. Significant pre-clinical testing has been completed in neurology, anti-inflammatory, oncology, anti-infective, and viral disease states to demonstrate response to LineBacker.

On October 19, 2022, GRDG, a scientific research partner of Impact BioMedical, Inc., a wholly owned subsidiary of DSS, Inc, announced that it will be the subject of a documentary film highlighting the passion, the search, and the cutting-edge discoveries that push the company behind a single-minded goal: creating a healthier world quickly and naturally. The documentary project comes on the heels of GRDG’s completion of Sombrero, a five-year multi-pronged project that yielded multiple patents and potentially billions of dollars in licensing opportunities.

Looking Ahead

Impact Biomedical discovers, confirms, and patents unique science and technologies resulting in new offerings in human healthcare and wellness. Once available IBIO works closely with licensing, co-development, joint ventures, and other relationships to bring these offerings to market. These efforts, subject to successful completion of clinical and scientific studies to substantiate claims and regulatory body approvals, could lead to continued new patent allowances, commercialization worldwide, and growth in revenue and income going forward. Two of our technologies, Equivir and LineBacker, have been licenses to ProPhase Labs, Inc. (NASDQ: PRPH). Under the terms of that agreement, ProPhase will be developing the LineBacker platform, and preclinical studies are ongoing with preliminary results expected during the first quarter of 2024. Prophase is also conducting studies with Equivir, with results expected in the first/second quarter of 2024. With successful results, launch of an over-the-counter offering is projected in the second half of 2024. We also anticipate to generate significant revenue growth through securing new milestone and royalty licensing revenue with Laetose and Functional Fragrance Formulation (“3F”) going forward.

Reporting Operating Segments:

Impact BioMedical currently operates as one business segment.

Biotechnology: (“Biotech”) Impact BioMedical, Inc. targets unmet, urgent medical needs and expands the borders of medical and pharmaceutical science. Impact drives mission-oriented research, development, and commercialization of solutions for medical advances in human wellness and healthcare. By leveraging technology and new science with strategic partnerships, Impact BioMedical provides advances in drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Other exciting technologies include a breakthrough alternative sugar aimed to combat diabetes and functional fragrance formulations aimed at the industrial and medical industry.

Impact BioMedical has several important and valuable products, technology or compounds that are in continuing development and/or licensing stages:

●	LineBacker: Multi-faceted therapeutic platform for metabolic, neurologic, cancer, and infectious diseases.

●	Equivir: A polyphenol compound that is believed to be successful in antiviral infection treatments. Equivir/Nemovir technology is a novel blend of FDA Generally Recognized as Safe (“GRAS”) eligible polyphenols (e.g., Myricetin, Hesperetin, Piperine) which have demonstrated antiviral effects with additional potential application as health supplements or medication. Polyphenols are sourced from fruits, vegetables, and other natural substances. Myricetin is a member of the flavonoid class of polyphenolic compounds with antioxidant properties. Hesperitin is a flavanone and Piperine is an alkaloid, commonly found in black pepper.

●	Procombin: Applications as food additive, and natural preservative for beauty and person care products as well as natural food preservative.

●	VanXin: Food preservative booster made up of polyphenols that extend the shelf life.

●	Bioplastics: Advanced bio-compatible plastics that mitigate accumulation of plastics in oceans and landfills and provide UVA and UVB protection for many types of material for including containers, hard surfaces, and fibers for clothing. The technology is presently in development and testing antimicrobial plastics for consumer products that control the spread of active pathogens such as SARS-CoV-2, Influenza, E. coli, Staph, and Rhinovirus, by exploiting key strategies found in the biological realm. These new plastics are specifically focused on solutions for common products such as cups, plates, utensils, plastic bags, and countertops. The first prototypes are currently undergoing antimicrobial resistance testing.

●	Laetose: Laetose technology is derived from a unique combination of sugar and inositol, which demonstrates the ability to inhibit the inflammatory and metabolic response of sugar alone. A sugar alternative which is believed to lower human glycemic indexes and is believed to be a breakthrough alternative sugar aimed to combat diabetes. The use of Laetose in a daily diet, compared to sugar, could result in 30% lower sugar consumption and lower glycemic index/load.

●	3F: A botanical compound believed to serve as an insect repellent and anti-microbial agent. 3F is a unique formulation of specialized ingredients (e.g. terpenes) from botanical sources with demonstrated effect as an insect repellent and an antimicrobial.

●	3F Mosquito Repellent: 3F repellent contains botanical ingredients that mosquitos avoid. These ingredients are scientifically proven1 to affect the mosquito’s receptors, essentially making the insect blind to a human’s presence. This can be utilized as a stand-alone repellent or as an additive in detergents, lotions, shampoo, and other substances to provide mosquito protection.

●	3F Antimicrobial: 3F antimicrobial contains botanical ingredients known to kill viruses. These ingredients are scientifically proven to inhibit viral replication. This can be utilized as a stand-alone antimicrobial or as an additive in detergents, lotions, shampoo, fabrics, and other substances.

●	Quantum: The solution to the Patent Cliff accomplished by creating a new class of medicinal chemistry that uses advanced methods to increase effectiveness and persistence of natural compounds and existing drugs. The safety attributes of the original molecules are maintained. Typically, drug discovery processes modify functional groups. Quantum’s new techniques alter behavior of molecules at the sub-molecular level. It is estimated that 65% of the World Health Organization Essential Medicines List can be improved and re-patented using Quantum and these methods can be used to enhance and patent natural compounds including many substances used in traditional medicines around the world.

●	Bio Med (license): A probiotic gut health product that helps to regulate many physiological functions, ranging from energy regulation and cognitive processes to toxin neutralization and immunity against pathogens.

The business model of Impact BioMedical revolves around two methodologies – Licensing and Sales Distribution.

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

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, their methods of production, related technologies and other inventions. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including certain aspects of technical know-how.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know-how related to our business, defend and enforce our intellectual property rights, particularly our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others.

The patent positions for companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will be issued as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Impact Biomedical’s discovery and development capabilities generate intellectual property which is owned and/or licensed from our direct efforts and our research partners.

We currently have rights or ownership to eight (8) issued patents and more than forty(40) pending patents in countries worldwide. These include composition and method patents.

Issued Patents:

-Oncology

-Neurology

-Inflammatory Disease

-Infectious Disease

-Anti-Virals(e.g. Influenza, Rhinovirus, Ebola, Cholera, Coronavirus)

-Insect Repellents

Pending Patents:

-Food Preservatives

-Bio-Plastics

-Biopharmaceuticals

-Sugar/Diet Substitutes

This foundation of intellectual property enables our out-licensing and commercialization efforts.

Patents

Related to our Impact BioMedical Division that maintains important key patents and patent applications that we will use as the foundation for foster product development and licensing. We currently have 5 patents with claims directed to compositions, the manufacture of, and/or the use of use and for some of our key products including compositions referred to as Linebacker, Equivir/Nemovir, Laetose, and 3F. Our intellectual property will enable us to be protected as we further these technologies and pave the road to commercialization.

We own patents with claims directed to covering semiconductors, light emitting diodes, and wireless peripheral technologies, respectively. We also have several patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications in various jurisdictions including the United States, Canada, and Europe. Our issued patents have remaining durations ranging from 1 to 16 years.

Trademarks

We have several trademarks related to Impact BioMedical.

Websites:

The primary corporate website we maintain is www.impactbiomedinc.com.

Markets and Competition

Impact Biomedical is focused on the discovery, development, and commercialization of products and technologies to address unmet needs in human healthcare and wellness. Specific areas of focus include specialty biopharmaceuticals, antivirals, antimicrobials, and consumer healthcare and wellness products, often derived from naturally sourced elements. These efforts compete with many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions.

Customers

The business model of Impact BioMedical includes licensing and potentially direct sales for commercialization and distribution. Potential licensors and development partners include pharmaceutical, food, consumer package goods companies and others in exchange for milestone, and royalty licensing payments.

Raw Materials

None.

Environmental Compliance

It is the Company’s policy to conduct its operations in accordance with all applicable laws, regulations, and other requirements. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Government Regulation

We are faced with potential government regulations. If new legislation, regulations, or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our patent monetization efforts and, in turn, our assets, expenses and revenue. United States patent laws have been amended by the Leahy-Smith America Invents Act. The America Invents Act includes several significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities, such as our Company, on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could adversely impact our ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Moreover, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Corporate History

Impact BioMedical, Inc., incorporated in the State of Nevada on October 16, 2018, through the utilization of its intellectual property rights, or through investment in, or through acquisition of companies in the biohealth and biomedical fields, focuses on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. The Company is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. See the “Overview” section above for further details about our Company.

Employees

The Company currently has one full-time employee and four shared employees with DSS as of December 31, 2023.

Available information

Our website address is www.impactbiomedinc.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website our press releases, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A – RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk. In determining whether to purchase the Company’s securities, an investor should carefully consider all of the material risks described below, together with the other information contained in this annual report. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Liquidity, the Company’s Business and Industry

If we do not adequately protect our intellectual property rights, our operations may be materially harmed.

We rely on and expect to continue to rely on agreements with parties with whom we have relationships, as well as patent, trademark and trade secret protection laws, to protect our intellectual property and proprietary rights. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of its intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss in potential revenue and could materially harm our operations and financial condition.

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease any potential revenue we might otherwise make.

We spend a significant amount of resources on our patent assets. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”) or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect its expenses, potential revenue and could negatively impact the value of our assets.

Safety and effectiveness concerns can have significant negative impacts on sales and results of operations, lead to litigation and cause reputational damage.

Concerns about product safety, whether raised internally or by litigants, regulators or consumer advocates, and whether or not based on scientific evidence, can result in safety alerts, product recalls, governmental investigations, regulatory action on the part of the FDA (or its counterpart in other countries), private claims and lawsuits, payment of fines and settlements, declining sales and reputational damage. These circumstances can also result in damage to brand image, brand equity and consumer trust in products. Product recalls could in the future prompt government investigations and inspections, the shutdown of manufacturing facilities, continued product shortages and related sales declines, significant remediation costs, reputational damage, possible civil penalties and criminal prosecution.

Significant challenges or delays in our innovation and development of new products, technologies and indications could have an adverse impact on our long-term success.

Our continued growth and success depend on our ability to innovate and develop new and differentiated products and services that address the evolving health care needs of patients, providers and consumers. Development of successful products and technologies may also be necessary to offset revenue losses should our products lose market share due to various factors such as competition and loss of patent exclusivity. We cannot be certain when or whether we will be able to develop, license or otherwise acquire companies, products and technologies, whether particular product candidates will be granted regulatory approval, and, if approved, whether the products will be commercially successful. We pursue product development through internal research and development as well as through collaborations, acquisitions, joint ventures and licensing or other arrangements with third parties. In all of these contexts, developing new products, particularly biotechnology products, requires a significant commitment of resources over many years. Only a very few biopharmaceutical research and development programs result in commercially viable products. The process depends on many factors, including the ability to discern patients’ and healthcare providers’ future needs; develop new compounds, strategies and technologies; achieve successful clinical trial results; secure effective intellectual property protection; obtain regulatory approvals on a timely basis; and, if and when they reach the market, successfully differentiate its products from competing products and approaches to treatment. New products or enhancements to existing products may not be accepted quickly or significantly in the marketplace for healthcare providers, and there may be uncertainty over third-party reimbursement. Even following initial regulatory approval, the success of a product can be adversely impacted by safety and efficacy findings in larger patient populations, as well as market entry of competitive products.

We are subject to risks related to corporate social responsibility and reputational matters.

Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. There is an increased focus from our stakeholders on ESG practices and disclosure - and if we fail, or are perceived to have failed, in any number of ESG matters, such as environmental stewardship, inclusion and diversity, workplace conduct and support for local communities, or to effectively respond to changes in, or new, legal or regulatory requirements concerning climate change or other sustainability concerns, our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. In addition, negative or inaccurate postings or comments on social media or networking websites about the Company or our brands could generate adverse publicity that could damage our reputation or the reputation of our brands. If we are unable to effectively manage real or perceived issues, including concerns about product quality, safety, corporate social responsibility or other matters, sentiments toward the Company or our products could be negatively impacted, and our financial results could suffer.

We may not have adequate funds to implement our business plan.

Although we have received capital from our parent company to meet our working capital and financing needs in the past, additional financing may be required in order to meet our current and projected cash requirements for operations. We cannot be assured that we will secure all or any of the funding we anticipate. If our entire original capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then our financial condition, results of operations and business performance would be materially adversely affected. We cannot assure you that we will have adequate capital or financing to conduct our business or to grow.

Our ability to resell and/or license our products will depend upon successful clinical trials.

Only a small number of research and development programs result in the development of a product that obtains FDA approval. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current Good Clinical Practices. If we fail to adequately manage the design, execution and regulatory aspects of our clinical trials, our studies and ultimately our regulatory approvals may be delayed, or we may fail to gain approval for our product candidates. Clinical trials may indicate that our product candidates have harmful side effects or raise other safety concerns that may significantly reduce the likelihood of regulatory approval, result in significant restrictions on use and safety warnings in any approved label, adversely affect placement within the treatment paradigm, or otherwise significantly diminish the commercial potential of the product candidate. Also, positive results in a registrational trial may not be replicated in any subsequent confirmatory trials. Even if later stage clinical trials are successful, regulatory authorities may disagree with our view of the data or require additional studies and may fail to approve or delay approval of our product candidates or may grant marketing approval that is more restricted than anticipated, including indications for a narrower patient population than expected and the imposition of safety monitoring or educational requirements or risk evaluation and mitigation strategies. In addition, if another company is the first to file for marketing approval of a competing drug candidate, that company may ultimately receive marketing exclusivity for its drug candidate, thereby reducing the value of our product.

We face significant competition from other biopharmaceutical and consumer product companies.

While we believe that our technology, development experience and scientific knowledge provide competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the development of drug candidates as well as in obtaining regulatory approvals of those drug candidates in the United States and in foreign countries.

Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug candidates that are more effective or less costly than any drug candidate that we may develop.

Our ability to compete successfully will depend largely on our ability to:

●	attract qualified scientific, product development and commercial personnel;
●	obtain patent or other proprietary protection for our drugs and technologies;
●	obtain required regulatory approvals; successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new drugs; and
●	negotiate competitive pricing and reimbursement with third party payors

The availability of our competitors’ technologies could limit the demand, and the price we are able to charge for our services and for any drug candidate we develop. The inability to compete with existing or subsequently introduced drug development technologies would have a material adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies and research institutions may invest heavily to accelerate discovery and development of novel compounds or to in license novel compounds that could make our products less competitive, which would have a material adverse impact on our business.

We are dependent on our collaborative agreements for the development of products and business development, which exposes us to the risk of reliance on the viability of third parties.

In conducting our research and development activities, we currently rely, and will in the future rely, on collaborative agreements with third parties such as manufacturers, contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources. The loss of, or failure to perform by us or our partners under, any applicable agreements or arrangements, or our failure to secure additional agreements for other products in development, would substantially disrupt or delay our research and development and commercialization activities. Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation.

We are a human healthcare and consumer wellness company with no significant revenue. We have incurred operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.

We have incurred significant operating losses since our inception. To date, we have not generated any revenue and we may not generate any revenue from sales of our clinical analytics services or drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs.

To achieve profitability, we must successfully develop, register and commercialize multiple technologies in biopharmaceuticals and over the counter consumer products. Even if we succeed in developing and commercializing one or more technologies, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

We are increasingly dependent on information technology systems to operate our business and a cyber-attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.

We are increasingly dependent on information technology systems to operate our business. A breakdown, invasion, corruption, destruction or interruption of critical information technology systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations. In the ordinary course of business, we collect, store and transmit confidential information and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, we outsource certain elements of our information technology systems to third parties. As a result of this outsourcing, our third party vendors may or could have access to our confidential information, making such systems vulnerable. Data breaches of our information technology systems, or those of our third party vendors, may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. For example, the loss of clinical trial data from completed or ongoing clinical trials or preclinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. While we believe that we have taken appropriate security measures to protect our data and information technology systems and have been informed by our third party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third party vendors, that could materially adversely affect our business and financial condition.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to resell or license our drug candidates.

Our drug candidates will be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the U.S. and in many foreign jurisdictions prior to the commercial sale of drug candidates. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that no drug candidate that we present to the FDA will obtain marketing approval which will significantly diminish the value and desirability of our product candidates. In connection with the clinical trials for our drug candidates, we face risks that:

●	the drug candidate may not prove to be efficacious;
●	the drug candidate may not prove to be safe;
●	the drug candidate may not be readily co-administered or combined with other drugs or drug candidates;
●	the results may not confirm the positive results from earlier preclinical studies or clinical trials;
●	the results may not meet the level of statistical significance required by the FDA or other
●	regulatory agencies; and
●	the FDA or other regulatory agencies may require us to carry out additional studies.

We have limited experience in conducting and managing later stage clinical trials necessary to obtain regulatory approvals, including approval by the FDA. However, this risk would be mitigated in the event the Company is successful entering into a co-development agreement with a pharma partner for late stage clinical development. The time required to complete clinical trials and for the FDA and other countries’ regulatory review processes is uncertain and typically takes many years. Our analysis of data obtained from preclinical and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, and FDA regulatory review.

We will rely on third parties for manufacturing of our clinical drug supplies; our dependence on these manufacturers may impair the development of our drug candidates.

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials for the products that we acquire. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

●	reliance on third-party manufactures for regulatory compliance and quality assurance;
●	the possibility of breach of the manufacturing agreement by the third-party manufacturer because of factors beyond our control;
●	the possibility of termination or nonrenewal of our manufacturing agreement by the third-party manufacturer at a time that is costly or inconvenient for us;
●	the potential that third-party manufacturers will develop know-how owned by such third-party
●	manufacturer in connection with the production of our drug candidates that is necessary for the manufacture of our drug candidates; and
●	reliance on third-party manufacturers to assist us in preventing inadvertent disclosure or theft of our proprietary knowledge.

Our drug candidates may be complicated and expensive to manufacture. If our third-party manufacturers fail to deliver our drug candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development of our drug candidates. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these drug candidates, this process would likely cause a delay in the availability of our drug candidates and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which our drug candidates can be manufactured, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available drug candidates.

Risks Related to Intellectual Property Rights

We rely on various intellectual property rights, including patents and licenses, in order to operate our business.

Our intellectual property rights may not be sufficiently broad or otherwise may not provide us a significant competitive advantage. In addition, the steps that we have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property, could adversely impact our competitive position and results of operations. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights.

As we expand our business, protecting our intellectual property will become increasingly important. The protective steps we have taken may be inadequate to deter our competitors from using our proprietary information. In order to protect or enforce our patent rights, we may be required to initiate litigation against third parties, such as infringement lawsuits. Also, these third parties may assert claims against us with or without provocation. These lawsuits could be expensive, take significant time and could divert management’s attention from other business concerns. The law relating to the scope and validity of claims in the technology field in which we operate is still evolving and, consequently, intellectual property positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these potential suits or that the damages or other remedies awarded, if any, would be commercially valuable.

The Company could be negatively impacted if found to have infringed on intellectual property rights.

Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As the Company grows, the intellectual property rights claims against it will likely increase. The Company intends to vigorously defend infringement actions in court and before the U.S. International Trade Commission. The plaintiffs in these actions frequently seek injunctions and substantial damages. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. If the Company is found to infringe one or more patents or other intellectual property rights, regardless of whether it can develop non-infringing technology, it may be required to pay substantial damages or royalties to a third-party, or it may be subject to a temporary or permanent injunction prohibiting the Company from marketing or selling certain products. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into arrangements to settle litigation. If one or more legal matters were resolved against the Company’s consolidated financial statements for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could adversely affect its financial condition and results of operations.

We rely heavily on our technology and intellectual property, but we may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, thereby weakening our competitive position and increasing operating costs.

To protect our rights in our services and technology, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements and protective contractual provisions. We also rely on laws pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services or technology, obtain and use information, marks, or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, our competitive position could be weakened.

Effectively policing the unauthorized use of our services and technology is time-consuming and costly, and the steps taken by us may not prevent misappropriation of our technology or other proprietary assets. The efforts we have taken to protect our proprietary rights may not be sufficient or effective, and unauthorized parties may copy aspects of our services, use similar marks or domain names, or obtain and use information, marks, or technology that we regard as proprietary. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of others’ proprietary rights, which are sometimes not clear or may change. Litigation can be time consuming and expensive, and the outcome can be difficult to predict.

We rely on agreements with third parties to provide certain services, goods, technology, and intellectual property rights necessary to enable us to implement some of our applications.

Our ability to implement and provide our applications and services to our clients depends, in part, on services, goods, technology, and intellectual property rights owned or controlled by third parties. These third parties may become unable to or refuse to continue to provide these services, goods, technology, or intellectual property rights on commercially reasonable terms consistent with our business practices, or otherwise discontinue a service important for us to continue to operate our applications. If we fail to replace these services, goods, technologies, or intellectual property rights in a timely manner or on commercially reasonable terms, our operating results and financial condition could be harmed. In addition, we exercise limited control over our third-party vendors, which increases our vulnerability to problems with technology and services those vendors provide. If the services, technology, or intellectual property of third parties were to fail to perform as expected, it could subject us to potential liability, adversely affect our renewal rates, and have an adverse effect on our financial condition and results of operations.

If any third-party owners of intellectual property we may license in the future do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

We may enter into licenses for third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights.

If applicable, our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of any such patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could materially adversely affect our competitive business position, business prospects and financial condition.

Because our research and development of drug candidates often incorporates compounds and other information that is the intellectual property of third parties, we depend on continued access to such intellectual property to conduct and complete our preclinical and clinical research and commercialize the drug candidates that result from this research. We expect that future licenses would impose, numerous obligations on us. For example, under our existing and future license agreements, we may be required to pay (i) annual maintenance fees until a drug candidate is sold for the first time, (ii) running royalties on net sales of drug candidates, (iii) minimum annual royalties after a drug candidate is sold for the first time, and (iv) one-time payments upon the achievement of specified milestones. We may also be required to reimburse patent costs incurred by the licensor, or we may be obligated to pay additional royalties, at specified rates, based on net sales of our drug candidates that incorporate the licensed intellectual property rights. We may also be obligated under some of these agreements to pay a percentage of any future sublicensing revenues that we may receive. Future license agreements may also include payment obligations such as milestone payments or minimum expenditures for research and development. We expect that any future licenses will contain reporting, insurance and indemnification requirements. We are actively reviewing and preparing additional patent applications to expand our patent portfolio, but there can be no assurances that patents related to our existing patent applications or any applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially adversely affect our competitive business position, business prospects and financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could materially adversely affect our business and financial condition.

Risks Related to Ownership of Our Securities

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. Our stock has a relatively small public float, and the concentrated ownership of our common stock among our executive officers and directors, and greater than 5% stockholders. As a result of our small public float, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership.

Our stock price could be subject to wide fluctuations in response to a variety of other factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	changes in financial or operational estimates or projections;

●	termination of the lock-up agreement or other restrictions on the ability of our stockholders and other security holders to sell shares after this offering; and

●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general has recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Such rapid and substantial price volatility, including any stock run-up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our stock. This volatility may prevent you from being able to sell your securities at or above the price you paid for your securities upon our initial public offering.

We do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

To date we have not paid any dividends, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future indebtedness we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain from an investment in our common stock for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our common stock if the price of our common stock increases.

Our certificate of incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 4,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our certificate of incorporation, and on approval from our Board. The Board, without any action by our stockholders, may designate and issue shares in such classes or series as the Board deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

We are an “emerging growth company” under the federal securities laws and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), and we may take advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

We have a range of security measures that are designed to protect against the unauthorized access to and misappropriation of our information, corruption of data, intentional or unintentional disclosure of confidential information, or disruption of operations. These security measures include controls, security processes and monitoring of our manufacturing systems. We have cloud security tools and governance processes designed to assess, identify and manage material risks from cybersecurity threats. In addition, we maintain an information security training program designed to address phishing and email security, password security, data handling security, cloud security, operational technology security processes, and cyber-incident response and reporting processes.

Our Company is committed to maintaining the highest standards of cybersecurity to protect our data, intellectual property, and customer information from cyber threats. As part of this commitment, we leverage a sophisticated cybersecurity framework that integrates the robust capabilities of the Microsoft cloud ecosystem with the specialized services of a leading third-party cybersecurity service provider.

The Microsoft cloud ecosystem, including Microsoft 365, Azure, SharePoint Online, Microsoft Defender, and Microsoft InTune, forms the backbone of our cybersecurity infrastructure. These platforms offer advanced security features such as data encryption in transit and at rest, network security controls, identity and access management, and threat protection capabilities. Microsoft’s constant investment in cybersecurity research and development ensures that we benefit from cutting-edge security technologies and practices.

In addition to utilizing the Microsoft cloud ecosystem, we have engaged a third-party service provider to enhance our cybersecurity posture further. This provider brings additional layers of security through services including:

●	Software Security Management: Ensuring that applications such as Office 365 and Azure are configured, maintained and following best security practices.
●	Security Monitoring and Consultation Services: Continuous monitoring of our systems for suspicious activities and providing expert consultation to address and mitigate potential threats.
●	Data Storage and Backup of Source Systems: Implementing robust data storage solutions and backup protocols to ensure data integrity and availability.
●	Security Policy Management: Developing and enforcing comprehensive security policies that govern all aspects of our cybersecurity efforts.
●	Threat Response Management: Rapid identification and response to security incidents to minimize impact.
●	Security Software Implementation: Deployment of state-of-the-art security software solutions that complement the security features of the Microsoft cloud ecosystem.

Our approach to cybersecurity is proactive and multifaceted, combining the scalability and reliability of the Microsoft cloud services with the agility and expertise of our third-party cybersecurity partner. Together, these resources form a comprehensive defense mechanism against a wide range of cyber threats, from phishing and malware attacks to sophisticated nation-state sponsored cyber-attacks. We continuously evaluate and adapt our cybersecurity strategy to respond to evolving threats and to align with best practices and regulatory requirements. Our commitment to cybersecurity is integral to our business operations, and we believe our strategic investments in this area significantly mitigate the risk of cybersecurity incidents that could impact our company’s reputation, financial position, or operational capabilities.

Governance

The management of the Company is responsible for overseeing risk for the Company and has delegated to the VP, Engineering & Technology (“VPE&T”) the responsibility for overseeing the cybersecurity risk management strategy for the Company. Management receives regular updates on our cybersecurity risk management process from the VPE&T. The VPE&T reviews our comprehensive cybersecurity framework, including reviewing our cybersecurity reporting protocol that provides for the notification, escalation and communication of significant cybersecurity events to the management team.

The Company’s cybersecurity program is overseen by our VPE&T, who is responsible for global information technology, including cybersecurity. Our VPE&T, is primarily responsible for assessing and managing material risks from cybersecurity threats, including monitoring the measures used for prevention, detection, mitigation and remediation of cybersecurity incidents. The information security organization is comprised of internal IBIO employees and external security suppliers who provide security monitoring and response.

ITEM 2 - PROPERTIES

Office space is provided to us by DSS. The office space is 1,997 square feet. The lease term is from October 1, 2022 to September 30, 2026. The fee for the space is approximately $5,500 per month.

ITEM 3 - LEGAL PROCEEDINGS

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently not listed on any exchange. We intend to apply to the NYSE American LLC (“NYSE”) for listing on its exchange.

Holders of Record

As of January 25, 2024, we had 393 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2023 or 2022. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, securities issued and securities available for future issuance under our 2023 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2023 Employee, Director and Consultant Equity Incentive Plan - options	-	-	$-	-

2023 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-
2023 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	10,574,000

Total	-	-	$-	10,574,000

Recent Issuances of Unregistered Securities

None.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2023.

ITEM 6 - RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Impact Biomedical Inc. (IBIO) discovers, confirms, and patents unique science and technologies which can be developed into new offerings in human healthcare and wellness in collaboration with external partners through licensing, co-development, joint ventures, and other relationships. By leveraging technology and new science with strategic partnerships, Impact Bio provides advances in drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Other exciting technologies include natural compositions for over-the-counter upper respiratory, anti-viral and other conditions, functional fragrance formulations for use in lotions, insect repellents, and other consumer products and a unique alternative sugar composition, with potential to impact calorie intake and glycemic index.

The business model of Impact BioMedical includes licensing and potentially direct sales for commercialization and distribution. Potential licensors and development partners include pharmaceutical, food, consumer package goods companies and others in exchange for milestone, and royalty licensing payments.

Below is a list of our principal subsidiaries:

●	Impact BioLife Science, Inc.;
●	Global Biomedical, Inc.;
●	Global BioLife, Inc.; and
●	Sweet Sense, Inc.

Impact BioLife Science, Inc. We are the sole owner of the outstanding equity of Impact BioLife Science, Inc.

Global Biomedical, Inc. We own 90.9% of Global Biomedical, Inc. outstanding equity.

Global BioLife, Inc. Through our majority owned subsidiary Global Biomedical, Inc., we own 81.8% of the outstanding equity of Global BioLife, Inc.

Sweet Sense, Inc. We are the owner of 95.5% of the outstanding equity of Sweet Sense.

Through our majority-owned subsidiary Global BioLife, we own or have rights to a portfolio of biomedical intellectual property, including intellectual property assigned to Global BioLife by GRDG Sciences, LLC (“GRDG”). Global BioLife leverages its scientific know-how and intellectual property rights to develop various emerging technologies, including biopharmaceuticals, antivirals, antimicrobials, sugar alternatives, insect repellents, fragrances, bioplastics and natural preservatives.

Impact BioMedical has several unique and proprietary technologies that are in continuing development.

Linebacker

Linebacker is a platform of small molecule electrophilically enhanced polyphenol compounds with potential application in oncology (solid tumors), inflammatory disorders, and neurology. Polyphenols are substances found in many nuts, vegetables, and berries. Linebacker compounds are modified Myricetin, which is a common plant-derived flavonoid. Myricetin exhibits a wide rand of activities that include strong anti-oxidant, as well as potential anti-cancer, anti-inflammatory activities (source: NIH). Linebacker can potentially be developed as monotherapy or co-therapy to down-regulate PIM (proviral integration site for Moloney murine leukemia virus) kinase which plays a key role as an oncogene in various cancers (e.g. colon, lung, prostate, breast). Additional potential applications include inflammatory disorders and neurology. Lineebacker-1 and Linebacker-2 compounds have been licensed to ProPhase Laboratories for development and commercialization worldwide. Composition and method patents are issued for Linebacker in the U.S. and other countries.

Two compounds from the Linebacker platform (LB-1, LB-2) are licensed to ProPhase Laboratories (PRPH: NASDAQ) for clinical development and commercialization for which Impact Biomedical could receive future milestone payments and royalties.

Laetose

Laetose technology is derived from a unique combination of sugar and inositol, which has the potential ability to inhibit the inflammatory and metabolic response of sugar alone. Use of Laetose in a daily diet, compared to sugar, could result in 30% lower sugar consumption and lower caloric and glycemic index/load.

Patents/Intellectual Property Summary Laetose U.S. composition and method patent is filed, published, and awaiting issue.

We are actively seeking potential partners for further development and commercialization of Laetose as a consumer packaged offering worldwide.

Functional Fragrance Formulation (“3F”)

3F is a suite of “functional fragrances” containing specialized botanical ingredients(e.g., terpenes) with potential application as an antimicrobial, or as an additive in insect repellents, detergents, lotions, shampoo, fabrics and other substances to increase effectiveness.

Composition patents have issued in the U.S. and are pending in other countries.

We are actively seeking potential partners for further development and commercialization of 3F.

Equivir

Equivir/Equivir G technology is a novel blend of FDA Generally Recognized as Safe (GRAS) eligible polyphenols (e.g. Myricetin, Hesperetin, Piperine) which have demonstrated antiviral effects with additional potential application as health supplements or medication. Polyphenols are sourced from fruits, vegetables, and other natural substances. Myricetin is a member of the flavonoid class of polyphenolic compounds with antioxidant properties. Hesperitin is a flavanone and Piperine is an alkaloid, commonly found in black pepper.

Method and composition patents are issued in the U.S. and other countries.

Equivir/Equivir G is licensed to ProPhase Laboratories for development and commercialization worldwide.

Emerging Technology

IBIO continues to explore and discover potential new technologies in accordance with it’s business model. Areas of interest include bioplastics, preservatives, biopharmaceuticals and other categories which could result in differentiated and proprietary offerings in human healthcare.

The information in the two paragraphs below does not assume or give effect to (1) a 1:55 reverse split of the Company’s outstanding common stock and (2) an exchange by a shareholder of common stock for Series A Convertible Preferred Stock.

The Company was incorporated in the State of Nevada as a for-profit company on October 16, 2018, and established a fiscal year end of December 31st. The Company issued 9,000 shares to Global BioMedical Pte. Ltd., which was wholly–owned by Alset International Limited (formally Singapore eDevelopment Limited), a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGXST”). On March 31, 2020, the Company issued 125,064,621 shares of common stock to its sole shareholder Global BioMedical Pte. Ltd. On July 24, 2020, the Board approved the Stock Split, pursuant to which each share of the Company’s common stock issued and outstanding was split into nine shares of the Company’s common stock. The numbers of authorized common stock and issued and outstanding common stock in the reporting periods were retrospectively adjusted for the stock split.

On March 12, 2020 Alset International Limited (“Alset”), a related party, Global BioMedical Pte Ltd., a related party, DSS, Inc (“DSS”), a related party, and DSS BioHealth Security Inc. (“DSS BioHealth”), a related party, signed Term Sheets and subsequently on April 21, 2020, these four companies entered into Share Exchange Agreement (“Share Exchange”), based on which Global BioMedical Pte Ltd., agreed to sell all of the issued and outstanding shares of the Company to DSS BioHealth in exchange for the combination of common and preferred shares of DSS. Under the terms of the Share Exchange, DSS issued 483,334 shares of the DSS Common Stock nominally valued at $6.48 per share, and 46,868 newly issued shares of the DSS Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration valued at $50 million. Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. The Company’s Chairman, Heng Fai Ambrose Chan, a related party, who is also the largest shareholder of Alset, at the time of the signing of the Share Exchange Agreement was the beneficial owner of approximately 18.3% of the outstanding shares of DSS and is the Chairman of the Board of Directors of DSS. On August 21, 2020, the transaction was concluded, and the Company became a direct wholly owned subsidiary of DSS BioHealth. In connection with the acquisition, and the related accounting determination, DSS BioHealth has elected to apply push-down accounting and reflect in its financial statements of Impact BioMedical, the fair value of its assets and liabilities. Utilizing an income approach, the Company has completed its valuations of certain developed technology and pending patents assets acquired in the transaction as well the fair value of the non-controlling interests. More specifically, a Multi-Period Excess Earnings Method (“MPEEM”) estimates the value of an intangible asset by quantifying the amount of residual (or excess) estimated cash flows generated by the asset and discounting those cash flows to the present. These have been valued at approximately $22,260,000 and $3,910,000, respectively, and are included on the Consolidated Balance Sheet on December 31, 2020. Estimated useful life of these assets is twenty years, based on the remaining terms of the related patents, with annual amortization approximating $1,113,000. The Company has also completed its valuation of goodwill and deferred tax liabilities of Impact BioMedical, and has recorded goodwill of approximately $25,093,000, driven by other intangible assets that do not qualify for separate recognition, and a deferred tax liability of approximately $5,234,000. The goodwill is not deductible for tax purposes and has been allocated to Impact BioMedical in totality as a single reporting unit. The Company is committed to both funding research and developing intellectual property portfolio.

Revenue

	Year ended December 31, 2023	Year ended December 31, 2022	% Change
Revenue
License revenue	$-	$50,000	-100%

Total Revenue	$-	$50,000	-100%

Revenue - The year ended December 31, 2022 revenue is associated with milestone payments on our licensing agreement with ProPhase. No such amounts were recorded for the year ended December 31, 2023.

Costs and expenses

	December 31, 2023	December 31, 2022	% Change

Sales, general and administrative compensation	315,000	325,000	-3%
Depreciation and amortization	1,120,000	1,113,000	1%
Professional services	1,262,000	722,000	75%
Research and development	1,147,000	1,226,000	-6%
Other operating expenses	184,000	68,000	171%

Total costs and expenses	$4,028,000	$3,454,000	17%

Selling, general and administrative compensation costs decreased 3% for the year-ended December 31, 2023, as compared to the year ended December 31, 2022 due to decreases in head count at the Company.

Depreciation and amortization expense increased 1% for year-ended December 31, 2023 compared to year-ended December 31, 2022 and represents the amortization of the associated with the developed technology and patents acquired as part of the acquisition of Impact BioMedical by DSS. Amortization of these assets began on January 1, 2021, and will have a 20-year term.

Professional fees increased 75% for the year-ended December 31, 2023, as compared to year-ended December 31, 2022 mostly due to increases in consulting and legal services associated with developing and implementing Impact Biomedical’s business plan, cost to patent newly developed technologies and other related fees for the development of new technologies.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. Research and development decreased 6% for the year-ended December 31, 2023, as compared to year-ended December 31, 2022 due to several cost-cutting activities.

Other operating expenses consist primarily of office supplies, IT support, sales and marketing costs, travel and insurance costs. These costs increased 171% for year-ended December 31, 2023, as compared to year-ended December 31, 2022, primarily due to increased IT support and travel costs.

Other Income (Expense)

	Year Ended December 31, 2023	Year ended December 31, 2022	% Change

Interest Income	$13,000	$24,000	-46%
Interest Expense	(444,000)	(462,000)	-4%
Impairment of investment	-	(4,100,000)	-100%
Other expense	52,000	66,000	-21%

Total other income (expense)	$(379,000)	$(4,472,000)	-92%

Interest income is recognized on the Company’s notes receivables. Interest income decreased 46% for year-ended December 31, 2023 as compared to the year-ended December 31, 2022 due to the assignment of a note receivable to a related party during 2022.

Interest expense is recognized on the Company’s debt to DSS down year over year due to transfer of a note receivable, and the related note payable to a related party during 2022.

Impairment of investment is the impairment of our Vivacitas investment in the amount of $4,100,000 which took place during the fourth quarter of 2022.

Net Loss

	Year ended December 31, 2023	Year ended December 31, 2022	% Change

Net loss	$(4,407,000)	$(7,255,000)	39%

For the year ended December 31, 2023, the Company recorded net losses of $4,407,000, as compared to net losses of $7,255,000 for the year ended December 31, 2022. The decrease in loses year over year is due primarily to the impairment of our Vivacitas investment during the fourth quarter of 2022.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through debt financing. As of December 31, 2023, the Company had cash of approximately $1,000. As of December 31, 2023, the Company believes that it has sufficient availability to cash via its revolving promissory note with DSS to meet its cash requirements for at least the next 12 months from the filing date of this Report.

Cash Flow from Operating Activities

Net cash used by continuing operating activities was $2,851,000 for the year ended December 31, 2023 as compared to cash used for operating activities of $2,242,000 for the year ended December 31, 2022. This increase is driven by the increase in Operating loss of approximately $624,000 year over year offset by increase in accounts payable and the utilization of prepaid expenses.

Cash Flow from Investing Activities

Net cash used by investing activities was $15,000 for the year ended December 31, 2023 as compared to net cash used of $349,000 for the year ended December 31, 2022. This fluctuation is driven by the purchase of investments approximating $65,000 and purchase of property, plant and equipment of $276,000 during the year ended December 31, 2022 without similar activities during 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities was $2,865,000 for the year ended December 31, 2023 and represents borrowings from DSS. During the year ended December 31, 2022, net cash provided by financing activities was driven by borrowings from DSS of $2,547,000.

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

To continue as a going concern, the Company has entered into an updated revolving promissory note which extended the maturity through September 30, 2030, and DSS, Inc. (“DSS”), the majority shareholder of the Company, intends to continue to fund the operations of the Company through a year from the date these financial statements were available to be issued. The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs. The Company has increased its efforts to raise additional capital through an initial public offering. The Company has engaged an underwriter and has been approved by the NYSE American for listing on its exchange. However, the Company cannot be certain that such capital (from its stockholders or third parties) will be available to the Company or whether such capital will be available on terms that are acceptable to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2023 or 2022 as we are generally able to pass the increase in our material and labor costs to our customers or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2023, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit.

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized as of December 31, 2023 or year ended December 31, 2022.

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

To continue as a going concern, the Company has entered into an updated revolving promissory note which extended the maturity through September 30, 2030, and DSS, Inc. (“DSS”), the majority shareholder of the Company, intends to continue to fund the operations of the Company through a year from the date these financial statements were available to be issued. The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs. The Company has increased its efforts to raise additional capital through an initial public offering. The Company has engaged an underwriter and has been approved by the NYSE American for listing on its exchange. However, the Company cannot be certain that such capital (from its stockholders or third parties) will be available to the Company or whether such capital will be available on terms that are acceptable to the Company.

Revenue

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

IMPACT BIOMEDICAL INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Impact Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impact Biomedical, Inc., and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

February 20, 2024

Impact BioMedical, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$2,000
Current portion of notes receivable	203,000	16,000
Other receivables	128,000	-
Prepaid expenses and other current assets	-	104,000
Total current assets	332,000	122,000

Property, plant and equipment, net	287,000	276,000
Other investments	-	782,000
Notes receivable	-	190,000
Goodwill	25,093,000	25,093,000
Other intangible assets, net	18,921,000	20,034,000
Total assets	$44,633,000	$46,497,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$832,000	$539,000
Accrued expenses	230,000	63,000
Note payable, related party	12,074,000	9,991,000
Total current liabilities	13,136,000	10,593,000

Deferred tax liability, net	3,235,000	3,235,000

Total Liabilities	16,371,000	13,828,000

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, 60,496,041 shares issued and outstanding (0 shares issued and outstanding on December 31, 2022); Liquidation value $0.001 per share, $60,000, ($0 aggregate on December 31, 2022).	60,000	-
Common stock, $0.001 par value; 4,000,000,000 shares authorized, 10,000,000 shares issued and outstanding (70,496,041 on December 31, 2022)	10,000	70,000
Additional paid-in capital	38,113,000	38,113,000
Accumulated deficit	(12,961,000)	(8,625,000)
Total stockholders’ equity of the company	25,222,000	29,558,000
Non-controlling interest in subsidiary	3,040,000	3,111,000
Total stockholder’s equity	28,262,000	32,669,000

Total liabilities and stockholders’ equity	$44,633,000	$46,497,000

See accompanying notes.

Impact BioMedical, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2023	2022
Revenue:	$-	$50,000

Costs and expenses:
Selling, general and administrative (including stock-based compensation)	315,000	325,000
Amortization	1,120,000	1,113,000
Professional Services	1,262,000	722,000
Research & Development	1,147,000	1,226,000
Other General Expenses	184,000	68,000
Total costs and expenses	4,028,000	3,454,000
Operating loss	(4,028,000)	(3,404,000)

Other income (expense):
Interest income	13,000	24,000
Other income	52,000	66,000
Interest expense	(444,000)	(462,000)
Impairment of investment	-	(4,100,000)
Loss from operations before income taxes	(4,407,000)	(7,876,000)

Income tax benefit	-	621,000
Net loss	(4,407,000)	(7,255,000)

Loss from operations attributed to noncontrolling interest	71,000	204,000

Net loss attributable to common stockholders	(4,336,000)	(7,051,000)

Loss per common share:
Basic	$(0.07)	$(0.10)
Diluted	$(0.07)	$(0.10)

Shares used in computing loss per common share:
Basic	60,248,078	70,496,041
Diluted	60,248,078	70,496,041

See accompanying notes.

Impact BioMedical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2023	2022
Cash flows from operating activities:
Net loss	$(4,407,000)	$(7,255,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,120,000	1,113,000
Deferred tax benefit	-	(621,000)
Impairment of other investments	-	4,100,000
Decrease (increase) in assets:
Other receivables	(128,000)	-
Prepaid expenses and other current assets	104,000	(60,000)
Increase (decrease) in liabilities:
Accounts payable	293,000	424,000
Accrued expenses	167,000	57,000
Net cash used by operating activities	(2,851,000)	(2,242,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,000)	(276,000)
Purchase of investment	-	(65,000)
Note receivable investment, net	3,000	(8,000)
Net cash used by investing activities	(15,000)	(349,000)

Cash flows from financing activities:
Borrowings from note payable, related party	2,865,000	2,547,000
Net cash provided by financing activities	2,865,000	2,547,000

Net decrease in cash	(1,000)	(44,000)
Cash and cash equivalents at beginning of year	2,000	46,000
Cash and cash equivalents at end of year	$1,000	$2,000

See accompanying notes.

Impact BioMedical, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Total

Balance, December 31, 2021	70,496,041	$70,000	-	$-	$38,113,000	$(1,574,000)	$3,315,000	$39,924,000
Net loss	-	-	-	-	-	(7,051,000)	(204,000)	(7,255,000)
Balance, December 31, 2022	70,496,041	$70,000	-	$-	$38,113,000	$(8,625,000)	$3,111,000	$32,669,000
Conversion of common stock to preferred stock	(60,496,041)	(60,000)	60,496,041	60,000	-	-	-	-
Net loss	-	-	-	-	-	(4,336,000)	(71,000)	(4,407,000)
Balance, December 31, 2023	10,000,041	$10,000	60,496,041	$60,000	$38,113,000	$(12,961,000)	$3,040,000	$28,262,000

See accompanying notes.

Impact BioMedical Inc and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Impact BioMedical, Inc. (the “Company”, “Impact BioMedical”, “We”), incorporated in the State of Nevada on October 16, 2018, through the utilization of its intellectual property rights, or through investment in, or through acquisition of companies in the biohealth and biomedical fields, focuses on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. The Company is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2023	Attributable interest as of December 31, 2022

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%

As of December 31, 2023, and December 31, 2022, the aggregate noncontrolling interest was equity of $3,040,000 and $3,111,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed like basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2023 or 2022.

Fair Value of Financial Instruments – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The carrying amounts reported in the balance sheet of cash, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do reflect recent market conditions. The Company’s investments are recorded at cost as the fair value of these investment in is not readily available. The fair value of notes payable approximates its carrying value as the stated interest rate reflects recent market conditions.

Notes receivable, unearned interest, and related recognition – The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports the net investment in the notes receivable on the consolidated balance sheet as current or long-term based on the maturity date of the underlying notes. Such net investment is comprised of the amount advanced on the loans, adjusting for net deferred loan fees or costs incurred at origination, amounts allocated to warrants received upon origination, and any payments received in advance, if applicable. The unearned interest is recognized over the term of the notes and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Net deferred loan fees or costs, together with discounts recognized in connection with warrants acquired at origination, are accreted as an adjustment to yield over the term of the loan.

Recent Accounting Standards - The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2023, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

On January 1, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2022, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. As of year-ended December 31, 2023 the Company has deemed that no reserve on credit losses were necessary.

Investments – Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. (See Note 5 for further discussion on investments)

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Research and Development - Research and development costs are expensed as incurred. Total research and development costs were $1,147,000 for the year-ended December 31, 2023, and $1,226,000 for year-ended December 31, 2022.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests, which takes place during the fourth quarter, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. No impairment was recognized during the year-ended December 31, 2023 or year ended December 31, 2022. (Note 7)

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized as of year-ended December 31, 2023 or the year ended December 31, 2022. (Note 8).

Recoverability of Long-Lived Assets

We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, or a significant change in the macroeconomic environment, such as the impact of the COVID-19 pandemic. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, forecasted revenue, margin costs and the economic life of the asset. If impairment is indicated, we determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.

Our impairment loss calculations require that we apply judgment in identifying asset groups, estimating future cash flows, determining asset fair values, and estimating asset’s useful lives. The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from new products could result in a non-cash impairment in future periods.

Revenue - The Company has adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The Company enters into licensing and development agreements with collaborators for the development of its technologies. The terms of these agreements contain multiple performance obligations which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) rights to future technological improvements, and/or (iii) research activities to be performed on behalf of the collaborative partner, Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments based upon the achievement of certain milestones, and royalties on product sales. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

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

Provision for Credit Losses - On January 1, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2022, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. As of December 31, 2023 the Company has deemed that no reserve on credit losses were necessary.

Continuing Operations and Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

To continue as a going concern, the Company has entered into an updated revolving promissory note which extended the maturity through September 30, 2030, and DSS, Inc. (“DSS”), the majority shareholder of the Company, intends to continue to fund the operations of the Company through a year from the date these financial statements were available to be issued. The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs. The Company has increased its efforts to raise additional capital through an initial public offering. The Company has engaged an underwriter and has been approved by the NYSE American for listing on its exchange. However, the Company cannot be certain that such capital (from its stockholders or third parties) will be available to the Company or whether such capital will be available on terms that are acceptable to the Company.

Reclassifications – Certain amounts on the accompanying consolidated statement of operations for the year ended December 31, 2022, have been reclassified to conform to current period presentation.

3. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2024. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2024. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of December 31, 2023, approximately $203,000 and is classified in current notes receivable on the accompanying consolidated balance sheets. The outstanding principal and interest as of December 31, 2022 is approximately $206,000 with $16,000 classified in Current portion of notes receivable and $190,000 classified as Notes receivable on the accompanying consolidated balance sheets.

4. Prepaid Expenses and other current assets

There were no prepaid expenses for year-ended December 31, 2023. Prepaid expenses at December 31, 2022 of $104,000 including research and development costs to GRDG, a related party approximating $43,000.

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

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following as of:

	Estimated	December 31,	December 31,
	Useful Life	2023	2022
Machinery and equipment	5-10 years	$30,000	$25,000
Construction in progress		263,000	251,000
Total Cost		293,000	276,000
Less accumulated depreciation		6,000	-
Property, plant and equipment, net		$287,000	$276,000

Depreciation expense for the years-ended December 31, 2023 and 2022 were approximately $6,000 and $0, respectively.

7. Goodwill

Goodwill balances and activity for the year-ended December 31, 2023 and year ended December 31, 2022 consisted of the following:

Balance at December 31, 2022	$25,093,000
Goodwill adjustment	-
Balance at December 31, 2023	$25,093,000

During 2023 and 2022, management performed annual goodwill impairment testing. No goodwill impairment was identified as a result of these tests. As of September 30, 2023, a quantitative analysis was prepared utilizing the Market Approach and Income Approach valuing the Company. The guideline public company Market Approach produced a mean business enterprise value indication using estimated 2026 results of $49.8 million. The Income Approach was based upon the use of a discounted pro forma cash flow model and produced a business enterprise value indication of $44.9 million. A weighting of 30% to the weighted value indicated was applied under the Market Approach, and a weighting of 70% to the value indicated under the Income Approach. A lower weighting was applied to the Market Approach due to the fact of using forecasted earnings of the Company. Based upon the above weightings, an initial value of $46.4 million for Impact was calculated. Adding cash of $201,000 to the initial business enterprise value produced a concluded business enterprise value of $46.6 million (rounded) for Impact. Subtracting interest-bearing debt of $11.9 million, results in a Fair Value for the common equity of Impact of $34.7 million. As of September 30, 2023, the indicated equity value exceeded the carrying amount by approximately $5.1 million or 14.7%.

8. Intangible Assets

The definite-lived intangible assets, to be amortized over 20 years, balances, and activity for the year-ended December 31, 2023 and year-ended December 31, 2022 consisted of the following:

	12/31/2023			12/31/2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definitive-lived:
Developed technology	$22,260,000	$(3,339,000)	$18,921,000	$22,260,000	$(2,226,000)	$20,034,000
Total	$22,260,000	$(3,339,000)	$18,921,000	$22,260,000	$(2,226,000)	$20,034,000

The following table represents future amortization of developed technologies for the years ending December 31:

2024	$1,113,000
2025	$1,113,000
2026	$1,113,000
2027	$1,113,000
2028	$1,113,000
Thereafter	$13,356,000

9. SHORT TERM DEBT

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The revolving nature of this Note permits principal amounts borrowed to be repaid and reborrowed. In the case of default, at DSS’s option, (i) eighteen percent (18%) per annum, or (ii) such lesser rate of interest as Lender in its sole discretion may choose to charge; but never more than the Maximum Lawful Rate. In January 2024, this Note was amended to extend the maturity date to September 30, 2030 with interest calculated at the Wall Street Journal prime rate plus 0.50%. The payment of principal and interest is on demand. If no demand is made, interest is to be paid monthly beginning on February 29, 2024 through January 31, 2026. Principal and interest in an amount approximating $126,000 is to be paid monthly thereafter until the Note matures. As of December 31, 2023 and December 31, 2022, the outstanding balance, inclusive of interest was $12,074,000 and $9,991,000, respectively.

10. STOCKHOLDERS’ EQUITY

On May 10, 2023, the Company, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the total number of shares of Common Stock to 4,000,000,000 shares with a par value of $0.001. Each share of Common Stock when issued, shall have one (1) vote on all matters presented to the stockholders. Our Amended and Restated Articles of Incorporation also authorized 100,000,000 shares of preferred stock, par value $0.001 per share. On May 11, 2023, the Company effected a forward split. As a result, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding. Prior to the split, there were 125,073,621 shares of our Common Stock and no shares of preferred stock issued and outstanding. As of December 31,2023, and December 31, 2022, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding.

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

On October 31, 2023, the Company effected a reverse stock split of 1 for 55. As of December 31, 2023 and December 31, 2022, there were 3,877,282,251 shares of our Common Stock issued and outstanding which was converted to 70,496,041 shares. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%.

Equity Incentive Plan – During 2023, the Company’s shareholders adopted the 2023 Employee, Director and Consultant Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of an initial 10,574,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2025, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) two percent (2%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2023 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2023, there are 10,574,000 shares available under this plan.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. There were no stock-based payments made during the twelve months ended December 31, 2023, or 2022.

11. INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

The components of income tax benefit for the years ended December 31, 2023, and 2022 are as follows:

Income Tax Expense (Benefit)	Year Ended December 31, 2023	Year Ended December 31, 2022
Current tax payable
Federal	$-	$-
State	-	-
Total current tax payable	-	-
Deferred tax
Federal	(920,000)	(1,619,000)
State	(94,000)	(165,000)
Total deferred tax	$(1,014,000)	$(1,784,000)
Less increase in valuation allowance	1,014,000	1,163,000
Total income tax benefit	$-	$(621,000)

Individual components of deferred tax assets and liabilities are approximately as follows:

Deferred Tax Assets & Liabilities:
Deferred Tax assets:
Impairment of investment	$929,000	$929,000
Research & development cost	538,000	250,000
Net Operating loss	2,087,000	1,611,000
Gross deferred tax assets	3,554,000	2,790,000

Deferred tax liability:
Intangible assets	(4,164,000)	(4,414,000)
Gross deferred tax liability	(4,164,000)	(4,414,000)

Less valuation allowance	(2,625,000)	(1,611,000)
Net deferred tax liability	$(3,235,000)	$(3,235,000)

	2023	2022
Statutory United States federal rate	21.0%	21.0%
State income taxes net of federal benefit	1.7%	1.7%
Change in valuation allowance	(22.7)%	(14.8)%

Effective rate	0.0%	7.9%

As of December 31, 2023, and 2022, the Company has net operating loss carry forwards of approximately $9,209,000 and $7,109,000 respectively. The Company does not have other temporary differences associated with the amortization of intangible assets. As of December 31, 2023, and 2022, the total deferred tax assets carry-forward were $3,554,000 and $2,790,000, respectively. The deferred tax assets could be carried forward indefinitely. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Considering the development stage of the Company, management believed that it was probable that the Company would not use tax assets in the near future. Accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2023 and December 31, 2022, the valuation allowance increased by $1,014,000 and decreased by $1,163,000, respectively.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023 and 2022 the Company recognized no interest and penalties.

12. COMMITMENTS AND CONTINGENCIES

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the years-ended December 31, 2023 and 2022, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

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

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of December 31, 2023 and December 31, 2022, $200,000, and $0, respectively, has been recorded in relation to the Equivir License as development of the Equivir technology has not begun and no reasonable amount can be estimated.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2023, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of December 31, 2023, there are no contingent payments due.

13. Related Party Transactions

Research and Development Activities

Based on Shareholders Agreement entered into on April 26, 2017, the Company would fund the scientific operations of GRDG, a company involved in research and development of biomedical products which is a minority stockholder of two of the Company’s subsidiaries and is owned by Daryl Thompson, a director of many subsidiaries of the Company, to do the development and research works on the biomedical products for the Company. On February 15, 2022, the Company and its subsidiaries, Global BioLife, Inc. (“Global”), and Impact BioLife Sciences, Inc. (“BioLife Sciences”), and GRDG entered into a Licensing Proceeds Distribution Agreement (“GRDG Agreement”), whereas GRDG would transfer its 20% equity position in both Global and BioLife Sciences to the Company in exchange for 20% interest in Global and/or BioLife Science revenue received from the exclusive or non-exclusive licensing of and/or the sale of Global Intellectual Property to a Third Party, net of specific costs. As of the date of this report, no contingent liability has been recognized under the GRDG Agreement. As of December 31, 2023 and 2022, this funding approximates $25,000 and $43,000, respectively, per month. As of December 31, 2023 and 2022, the Company incurred approximately $447,000 and $546,000, respectively, in expenses.

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. These costs are approximately $12,000 per month. As of December 31, 2023, the Company incurred $144,000 in related expenses. As of December 31, 2022, the Company incurred approximately $98,000 in related expenses.

Sharing Services Global Corp (“SHRG”)

During 2023, the Company, via a distribution agreement, sold approximately $94,000 of healthcare products to SHRG, a related party. It was determined that the amounts owed by SHRG were uncollectible and were subsequently written off and is included in Other general expenses. Mr. Heng Fai Ambrose Chan, chairman of the board of directors of Impact BioMedical is also the chairman of the board of SHRG.

14. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through February 19, 2024, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than what was identified in Note 9.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 29, 2022, the Company’s board of directors approved replacing Turner Stone as our independent registered public accounting firm, with Grassi & Co. CPAs, P.C. (the “New Accountant”) as our independent registered public accounting firm, effective July 1, 2022.

For the year ended December 31, 2021, and through the interim period ended June 30, 2022, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with Turner Stone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Turner Stone, would have caused them to make reference thereto in their reports on the financial statements for such periods.

Turner Stone’s audit report on our financial statements for the year ended December 31, 2021 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

We authorized the former accountants to respond fully and without limitation to all requests of the New Accountant concerning all matters related to the audited periods by the former accountants, including with respect to the subject matter of each reportable event.

Prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there were resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, the following weakness has been identified in the Company’s internal control over financial reporting as of December 31, 2023:

1.	The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties over complex transactions.

2.	There was no systematic method of documenting that timely and complete monthly reconciliation and closing procedures take place.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2022, and in 2023, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2024 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	The Company hired a Controller, Director of External Reporting, Senior Accountant and Cost Accountant in 2022. The Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	Procedures have been enhanced and count sheets modified to ensure accuracy of physical inventory counts.

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2023 as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the year ended December 31, 2023, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers, key employees and directors.

Name	Age	Position
Heng Fai Ambrose Chan	78	Chairman of the Board
Frank D. Heuszel	65	Chief Executive Officer and Director
Mark Suseck	62	Chief Operating Officer
Todd D. Macko	51	Chief Financial Officer
Dr. Elise Brownell	70	Director
Melissa Sims	54	Director
David Keene	66	Director
Christian Zimmerman	45	Director
Castel Hibbert	64	Director

Biographical and certain other information concerning the Company’s officers and directors is set forth below. There are no familial relationships among any of our directors. Except as indicated below, none of our directors is a director in any other reporting companies. None of our directors has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our directors, or any associate of any such director is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. Each executive officer serves at the pleasure of the Board of Directors.

Heng Fai Ambrose Chan, 78, has served as an executive director of DSS, Inc. (NYSE: DSS) (formerly known as Document Security Systems, Inc.) since January 2017 and as Executive Chairman of the Board since March 2019. Mr. Chan founded Alset EHome International, Inc. and has served as Chairman of the Board and Chief Executive Officer since inception in March 2018. Mr. Chan has extensive experience in banking and finance, with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset EHome International Inc.’s subsidiary Alset International Limited (“Alset”) (SGX: 40V) since April 2014. Mr. Chan joined the Board of Directors of Alset in May 2013. Mr. Chan has served as the Director of Sharing Services Global Corporation since April 2020. Mr. Chan has served as a director of Alset’s 99.69%-owned subsidiary GigWorld Inc. since October 2014. He also served as a director of Alset’s indirect subsidiary LiquidValue Development Inc. since January 2017. Mr. Chan has also appointed as Chairman and Chief Executive Officer of Alset Capital Acquisition Corp, a New York Stock Exchange listed company, since October 2021. In addition, Mr. Chan has been as a board member of Value Exchange International, Inc. since December 2021.

Frank D. Heuszel, 64, has served as a Director of the Company since August 2020. From August 2020 to August 2023, Mr. Heuszel served as President of the Company. Since April 2023, Mr. Heuszel has also served as Chief Executive Officer of the Company. Since April 11, 2019, Mr. Heuszel has served as the Chief Executive Officer of DSS since April 11, 2019, DSS’s Interim Chief Financial Officer from April 2019 to October 2020, and a director of DSS since July 30, 2018. Mr. Heuszel has extensive experience in a wide array of strategic, business, turnaround, and regulatory matters across several industries as a result of his executive management, educational, and operational experience. Prior to joining DSS, Mr. Heuszel had a very successful career in commercial banking. For over 35 years, Mr. Heuszel served in many senior executive roles with major US and international banking organizations. As a banker Mr. Heuszel has served as General Counsel, Director of Special Assets, Credit Officer, Chief Financial Officer and Auditor. Mr. Heuszel also operated a successful law practice focused on the litigation, corporate restructures, and merger and acquisitions, and collections. In addition to being an attorney and executive manager, Mr. Heuszel is also a Certified Public Accountant (retired), and a Certified Internal Auditor. Mr. Heuszel holds an undergraduate degree in Business Administration from The University of Texas at Austin and a J.D. degree from The South Texas College of Law, Houston.

Mark Suseck, 62, has served as Chief Operating Officer of the Company since August 2023. Mr. Suseck served as the chief operating officer of DSS BioHealth Holdings Inc., a subsidiary of DSS, Inc., from 2020-2023, where he leads company strategy, operations, licensing, acquisitions and commercialization. From 2021 to 2022, Mr. Suseck served as the chief executive officer of Vivacitas Oncology Inc., where he led company strategy, clinical development, operations and financing. From 2018-2019, Mr. Suseck was vice president of global sales and marketing at Helius Medical Technologies Inc. Mr. Suseck received his undergraduate degree in economics from Rutgers University, with minors in education and philosophy. He completed the Executive Management Program in residence at the University of Michigan Business School.

Todd D. Macko, 51, has been Secretary and Treasurer of the Company since January 2021 and in May 2023 became Chief Financial Officer of the Company. Mr. Macko has served as the Chief Financial Officer of DSS since August 16, 2021. Mr. Macko previously served as the Vice President of Finance of DSS. As the Vice President of Finance, Mr. Macko’s responsibilities included assisting DSS’s Interim Chief Financial Officer in all aspects of financial and regulatory reporting. In addition, his responsibilities included the day-to-day management of the Company’s Accounting and Finance team and the financial leadership in the directing and improving of the accounting, reporting, audit, and tax activities. Prior to his role as Vice President of Finance for the Company, Mr. Macko joined the wholly owned subsidiary of DSS, Premier Packaging Corporation in January 2019, as its Vice President of Finance. Mr. Macko is a Certified Public Accountant with over 25 years of public and corporate financial management, business leadership and corporate strategy. Mr. Macko brings a wealth of experience with strengths in financial planning and analysis, business process re-engineering, budgeting, merger and acquisitions, financial reporting systems, project evaluation and treasury and capital management. Prior to joining the Company, Mr. Macko served as the Corporate Controller for Baldwin Richardson Foods, a leading custom ingredients manufacturer for the food and beverage industry from November 2015 until January 2019. Prior to that, Mr. Macko served as the Controller for The Outdoor Group, LLC., Genesis Vision, Inc., Complemar Partners, Inc., and Level 3 Communications, Inc. Mr. Macko obtained his Bachelor of Science degree in Accounting from Rochester Institute of Technology.

Dr. Elise Brownell, 70, has served as a director of the Company since January 2021. Dr. Brownell has more than 20 years of biotechnology and pharmaceutical project management experience with a proven track record of advancing programs through clinical development. She serves as a Life Sciences entrepreneurial advisor for ASTIA, the nation’s premier entrepreneurial organization focused on women-led businesses. Dr. Brownell is also a member of the Editorial Advisory Board for Contract Pharma Magazine, and previous Chair of the Leaders Network program of Women in Consulting. She is the co-founder of ZephyrBiotech, LLC, a project management firm dedicated to advancing therapeutic candidates through development to key inflection points for clients. Earlier, Dr. Brownell was a founding member, head of project management and senior director of Aerovance, Inc., a venture-backed biotechnology company spun out from Bayer Healthcare, where she created and managed effective team processes to bring product candidates into full scale clinical Phase 1 and 2 developments. Prior to Aerovance, Dr. Brownell acted as head of project management for Bayer’s Biotechnology Unit, where she integrated project strategies to meet therapeutic and market needs. Other roles included building and negotiating partnerships with third parties to support development programs, leading research teams through early bench-to-clinic development phases, as well as entrepreneurial investment experience with Angel’s Forum. Dr. Brownell received her M.S., M.Phil. and Ph.D. degrees in biology from Yale University and her B.S. degree in biology from Allegheny College.

Melissa Sims, 54, has served as a director of the Company since May 2023. Ms. Sims is an Illinois licensed attorney having practiced law since 1995. Following graduation from Northern Illinois University College of Law, Ms. Sims started the general practice of law representing clients in banking, health care, real estate, criminal, dissolution, municipal and probate matters in state and appellate courts. In 2006, she represented the Village of DePue, Illinois regarding legacy pollution from a Superfund site and set national precedent before the Court of Appeals for the Seventh Circuit. In 2021, the United States Supreme Court cited the Village of DePue v. ExxonMobil as precedent in the Atlantic Richfield v. Christian case.

Starting in August of 2017, Ms. Sims has been employed with the international law firm, Milberg Coleman Bryson Phillps Grossman, PLLC and recently represented clients in the National Opioid multidistrict litigation in the Northern District of Ohio. She also represents municipalities across the country in tort actions in state, federal and appellate courts.

Ms. Sims brings to the Board her decades of plaintiff litigation with offer keen insight into potential matters which may be of importance on behalf of the Company. The Board believes that her legal background, knowledge expertise, and litigation experience will add great value to the board slate.

David Keene, 66, is an executive level banker with 44 years of commercial banking experience with progressive responsibilities in all facets of credit risk management in both community and regional bank environments. Currently, Mr. Keene acts as chief credit officer of Unity National Bank; a position he has held since September 2022. As chief credit officer, he oversees loan policy, collections, loan operations, credit administration, and all credit underwriting and analysis, problem loan workouts. From May 2018 to September 2022, Mr. Keene was a senior credit risk officer at Community Bank of Texas in Houston, Texas. In this position, he was, among other tasks, responsible for the support of the credit underwriting of high-net-worth individuals, partnerships, and companies. Mr. Keene received a Bachelor of Business Administration degree from Baylor University in 1979. The Board believes that his background, knowledge expertise, and experience will add great value to the board slate.

Christian Zimmerman, 45, is currently the executive vice president—chief financial officer of Keystone Bank, SSB. Mr. Zimmerman has held this position since April 2019. In this position, Mr. Zimmerman, among other tasks, reviews and prepares monthly, quarterly and year-end financial reports. From December 2015 to April 2019, Mr. Zimmerman was the executive vice president – controller of Community Bank of Texas, N.A. where he was involved in, among other responsibilities, regulatory reporting for the bank and its holding company, and preparing financial reports. Mr. Zimmerman worked on the holding company’s initial public offering with a focus on the financial statements and analysis. Mr. Zimmerman is a certified public accountant and received a Bachelor of Business Administration degree and a Master’s degree in Professional Accounting from the University of Texas at Austin. The Board believes that Mr. Zimmerman’s experience with initial public offerings, financial reporting and regulatory reporting will add great value to the board slate.

Castel Hibbert, 64, has been involved in corporate banking for 39 years and has held various management, underwriting and line responsibilities. Since August 2011, Mr. Hibbert has been an executive vice president and managing director at Veritex Community Bank. He currently works with upper middle market companies whose annual revenues range from $75 million to $800 million. Mr. Hibbert received a Bachelor of Science degree in employee relations from Michigan State University in 1981 and a Master in Business Administration degree from the University of Texas at Austin in 1983.

Committees of our Board

Audit Committee. On September 28, 2023, our Board established the audit committee.

The audit committee is appointed by the Board to assist the Board in its duty to oversee the Company’s accounting, financial reporting, and internal control functions and the audit of the Company’s financial statements.

The role of the audit committee is to

●	oversee management in the performance of its responsibility for the integrity of the Company’s accounting and financial reporting and its systems of internal controls,
●	the performance and qualifications of the Company’s independent auditor, including the independent auditor’s independence,
●	the performance of the Company’s internal audit function; and
●	the Company’s compliance with legal and regulatory requirements.

Our audit committee will consist of Mr. Castel Hibbert, Mr. Christian Zimmerman, Mr. David Keene, with Mr. Zimmerman serving as chair. Our Board has affirmatively determined that each meets the definition of “independent director” under the rules of NYSE American, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of NYSE American’s rules. Our Board has adopted a written charter for the audit committee.

Compensation Committee. On September 28, 2023, the Board established the compensation committee.

The compensation committee is responsible for reviewing and recommending, among other things:

●	the adequacy and form of compensation of the Board;

●	the compensation of Chief Executive Officer, including base salary, incentive bonus, stock option and other grant, award and benefits upon hiring and on an annual basis;

●	the compensation of other senior management upon hiring and on an annual basis; and

●	the Company’s incentive compensation and other equity-based plans and recommending changes to such plans to our Board, when necessary.

Our compensation committee will consist of Dr. Elise Brownell, Ms. Melissa Sims and Mr. Castel Hibbert with Dr. Brownell serving as chair. Our Board has adopted a written charter for the compensation committee.

Nominating and Corporate Governance Committee. On September 28, 2023, the board established the nominating and corporate governance committee.

The nominating committee is responsible for, among other things:

●	developing criteria for membership on the board of directors and committees;

●	identifying individuals qualified to become members of the board of directors;

●	recommending persons to be nominated for election as directors and to each committee of the board of directors;

●	annually reviewing our corporate governance guidelines; and

●	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

Our nominating and corporate governance committee will consist of Ms. Melissa Sims, Mr. David Keene and Dr. Brownell with Ms. Sims serving as chair. Our Board has adopted a written charter for the nominating and corporate governance committee.

Term of office

All directors hold office until the next annual meeting of the stockholders of the company and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of our Board.

Code of Business Conduct and Ethics

On September 28, 2023, the Board adopted a Business Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Business Code of Ethics has been made available on our website.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceedings in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION

No compensation has been paid to our executive officers or directors during the past two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
Frank D. Heuszel	2023	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President and Director	2022	$0	$0	$0	$0	$0	$0

Mark Suseck	2023	$0	$0	$0	$0	$0	$0
Chief Operating Officer	2022	$0	$0	$0	$0	$0	$0

Todd D. Macko	2023	$0	$0	$0	$0	$0	$0
Chief Financial Officer	2022	$0	$0	$0	$0	$0	$0

Heng Fai Ambrose Chan	2023	$0	$0	$0	$0	$0	$0
Chairman of the Board	2022	$0	$0	$0	$0	$0	$0

Dr. Elise Brownell	2023	$0	$0	$0	$0	$0	$0
Director	2022	$0	$0	$0	$0	$0	$0

Melissa Sims	2023	$0	$0	$0	$0	$0	$0
Director	2022	$0	$0	$0	$0	$0	$0

David Keene	2023	$0	$0	$0	$0	$0	$0
Director	2022	$0	$0	$0	$0	$0	$0

Christian Zimmerman	2023	$0	$0	$0	$0	$0	$0
Director	2022	$0	$0	$0	$0	$0	$0

Castel Hibbert	2023	$0	$0	$0	$0	$0	$0
Director	2022	$0	$0	$0	$0	$0	$0

Employment Agreements

There are no employment agreements.

Director Compensation

The Company has not paid any compensation to any directors since inception.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the Company’s named executive officers or directors as of December 31, 2023.

2023 Equity Incentive Plan

Our Board has adopted the 2023 Equity Incentive Plan, or 2023 Plan. As of December 31, 2023, no shares have been issued in relation to this plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of December 31, 2023 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of December 31, 2023, pursuant to the exercise of options or warrants and convertible debt are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group. Percentage of ownership of common stock is based on 10,000,000 shares of common stock outstanding on February 14, 2024. Percentage of ownership of Series A Convertible Preferred Stock is based on 60,496,041 shares of issued and outstanding preferred stock as of February 14, 2024

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock and Series A Convertible Preferred Stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address of all listed stockholders is c/o Impact BioMedical Inc., 1400 Broadfield Blvd., Suite 130, Houston, Texas TX 77084.

Beneficial Ownership of Common Stock

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or More Stockholders
DSS, Inc. (3)	1,178,882	11.8%
Directors and Executive Officers
Heng Fai Ambrose Chan (1)	4,568,165	45.7%
Frank D. Heuszel	95,475	*
Mark Suseck	-	*
Dr. Elise Brownell	-	*
Todd D. Macko	121	*
Melissa Sims	-	*
Christian Zimmerman	-	*
David Keene	-	*
Castel Hibbert	-	*
All officers and directors as a group (9 persons)	4,663,761	46.6%

*	Less than 1%
(1)	The beneficial ownership of Heng Fai Ambrose Chan includes 4,568,165 shares of common stock, consisting of (a) 453,285 shares of common stock held by Global Biomedical Pte. Ltd.; and (b) 1,553,904 shares of common stock held by Alset International Limited (c) 2,560,976 shares of common stock held by Alset Inc.
(2)	DSS indirectly owns the shares through DSS BioHealth Security, Inc., its wholly-owned subsidiary.

Beneficial Ownership of Series A Convertible Preferred Stock

Name of Beneficial Owner	Number of Outstanding Series A Preferred Beneficially Owned	Percentage of Outstanding Series A Preferred Beneficially Owned
DSS, Inc.(1)	60,496,041	100%

(1)	DSS indirectly owns the shares through DSS BioHealth Security, Inc., its wholly-owned subsidiary. As of the date of this prospectus, the holder has not converted any of the shares of Series A Convertible Preferred Stock into shares of the Company’s common stock and is precluded from doing so for 75 days after October 31, 2023 (the date of issuance).

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2023.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2023 Employee, Director and Consultant Equity Incentive Plan - options	-	-	$-	-

2023 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-

2023 Employee, Director and Consultant Equity Incentive Plan	-	-	-	10,574,000

Total	-	-	$-	10,574,000

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Based on Shareholders Agreement entered into on April 26, 2017, the Company would fund the scientific operations of GRDG, a company involved in research and development of biomedical products which is a minority stockholder of two of the Company’s subsidiaries and is owned by Daryl Thompson, a director of many subsidiaries of the Company, to do the development and research works on the biomedical products for the Company. On February 15, 2022, the Company and its subsidiaries, Global BioLife, Inc. (“Global”), and Impact BioLife Sciences, Inc. (“BioLife Sciences”), and GRDG entered into a Licensing Proceeds Distribution Agreement (“GRDG Agreement”), whereas GRDG would transfer its 20% equity position in both Global and BioLife Sciences to the Company in exchange for 20% interest in Global and/or BioLife Science revenue received from the exclusive or non-exclusive licensing of and/or the sale of Global Intellectual Property to a Third Party, net of specific costs. As of the date of this report, no contingent liability has been recognized under the GRDG Agreement. As of December 31, 2023, this funding approximates $25,000, per month. As of December 31, 2023, the Company incurred approximately $447,000 in expenses.

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

On June 1, 2022, Impact Biolife Science, Inc. assigned and transferred its entire interest of 100 shares of common stock of DSS PureAir, Inc. to DSS BioHealth Holdings, Inc. for consideration of $100.

Effective January 18, 2024, DSS, the Company’s majority shareholder, and Impact BioMedical entered into an amendment to the revolving promissory note dated March 1, 2023 (the “Original Note”), whereby DSS loaned Impact an original amount of up to $12,000,000 (the “Loan”).

Pursuant to the amendment, DSS agreed to amend the existing Original Note to (1) extend the maturity date of the Loan to September 30, 2030, (ii) advance funds under the Original Note to fund and pay interest to date, bringing the funded principal balance to $12,859,328.60, (iii) eliminate any advance feature under the terms of the Original Note, (iv) establish specific repayment terms for the Note balance, and (v) amend the interest rate to a market rate of interest (the “Amendment”). The Amendment is secured by a blanket first lien on all assets of Impact including but not limited to, any licenses or patents owned.

Pursuant to the Amendment, payment of interest and principal will be on demand. If DSS does not make a demand, then Impact will repay the principal and interest in 60 payments (1) on the last day of each month during the period from February 1, 2024, through and including January 31, 2026, Impact will pay DSS the outstanding unpaid accrued interest owing; (2) on the last day of each month during the period from February 1, 2026, through and including August 31, 2030, Impact will pay DSS $126,380.80, being comprised of both principal and interest payment; and (3) on September 30, 2030, Impact will pay the entire amount of unpaid principal and interest then outstanding. The Amendment to the Original Note has modified the interest rate to WSJ Prime + 0.50% floating daily, with an initial interest rate of 9% and the post maturity rate is the lesser of (A) the maximum rate allowed by law or (B) 18.000% per annum based on a year of 360 days. Impact may pay without penalty all or a portion of the amount owed earlier than it is due.

If an event of default occurs, other than a default in payment under the Amendment or any other note and/or the filing of bankruptcy, whether voluntarily or involuntarily, is curable, it may be cured if Impact, after DSS sends written notice demanding cure of such default, (1) cures the default within ten (10) business days; or (2) if the cure requires more than ten (10) business days, immediately initiates steps which DSS deems its sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

Impact has agreed to indemnify DSS and, among others, its members, officers and directors from and against any and all losses, damages, expenses or liabilities of any kind or nature and from any suits, claims or demands incurred in investigating or defending such claim, suffered by any of them and caused by, relating to, arising out of, resulting from, or in any way connected with the note, any loan documents or the transactions contemplated therein.

Director Independence

The Company has adopted the standards of NYSE American for determining the independence of its directors. The Company is not listed on NYSE American and is not subject to the rules of NYSE American but applies the rules established by NYSE American to establish director independence.

These independence standards specify the relationships deemed sufficiently material to create the presumption that a director is not independent. No director qualifies as independent unless the Company’s Board affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, Section 803A of the NYSE American Company Guide (and related commentary) sets forth the following non-exclusive list of persons who shall not be considered independent:

(a)	a director who is, or during the past three years was, employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);
(b)	a director who accepted or has an immediate family member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i)	compensation for Board or Board committee service,
(ii)	compensation paid to an immediate family member who is an employee (other than an executive officer) of the Company,
(iii)	compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or
(iv)	benefits under a tax-qualified retirement plan, or non-discretionary compensation;

(c)	a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;
(d)	a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;
(e)	a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer’s executive officers serve on the compensation committee of such other entity; or
(f)	a director who is, or has an immediate family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Directors serving on the Company’s audit committee must also comply with the additional, more stringent requirements set forth in Section 803B of the NYSE American Company Guide and Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

Consistent with these considerations, the Board affirmatively determined that Mr. Castel Hibbert, Mr. Christian Zimmerman, Mr. David Keene, Dr. Elise Brownell and Ms. Melissa Sims each meets the definition of “independent director” under the rules of NYSE American.

Directors serving on the Company’s compensation committee must also comply with the additional, more stringent requirements as set forth in Section 805(c) of the NYSE American Company Guide.

Parent of the Company

DSS BioHealth Securities, Inc., a wholly-owned subsidiary of DSS, Inc. owns approximately 87% of the voting shares of the Company which includes 60,496,041 shares of the Company’s Series A Convertible Preferred Stock, which is 100% of the Company’s issued and outstanding Series A Convertible Preferred Stock,

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our former independent public accounting firm, Grassi & Co. CPAs, P.C., Jericho, NY, for audit and review services for the fiscal year ended December 31, 2023 were approximately $210,000. The aggregate fees build for professional services rendered by Grassi&Co for audit and review services for the fiscal year ended December 31, 2022 was approximately $123,000.

The anticipated fees associated with the audit of the year ended December 31, 2023, is expected to range between $40,000 and $65,000.

Tax Fees

Impact BioMedical for the years ended December 31, 2023 and 2022 is included in the consolidated tax return of DSS, Inc. and does not file separate federal or state tax returns. In 2022, Impact BioMedical engaged Greendyke Jencik & Associates CPAs, PLLC to render quarterly and year end tax provisions. The aggregate fees for 2023 and 2022 were approximately $2,000 and $2,000.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, Grassi & Co. CPAs, P.C., associated with the Company’s S-1 filings approximating $87,000 for the years ended December 31, 2023.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed for year ended December 31, 2023 and nine-months ended September 30, 2024, by our principal accountant, Grassi & Co. CPAs, P.C. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Grassi & Co. CPAs, P.C.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits to this registration statement included in the Index to Exhibits are incorporated by reference.

Exhibit Number	Exhibit Description
1.1	Form of Underwriting Agreement between the Company and Aegis Capital Corp. incorporated by reference to Exhibit 1.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.1	Amended and Restated Articles of Incorporation of Impact BioMedical Inc. dated July 29, 2020 incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Impact BioMedical Inc. incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Impact BioMedical Inc. incorporated by reference to Exhibit 3.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Impact BioMedical Inc. incorporated by reference to Exhibit 3.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.5	Bylaws of the Company incorporated by reference to Exhibit 3.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.6	Certificate of Designation of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

4.1	Form of Underwriter Warrant incorporated by reference to Exhibit 4.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.1	Share Exchange Agreement dated as of April 27, 2020, among Document Security Systems, Inc., DSS BioHealth Security, Inc., Singapore Development Limited and Global BioMedical Pte Ltd. incorporated by reference to Exhibit 10.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.2	Subscription Agreement dated December 19, 2020, between the Company and BioMed Technologies Asia Pacific Holdings Limited incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.3	Promissory Note with Dustin Michael Crum dated February 21, 2021 incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.4	Stock Purchase Agreement dated March 15, 2021 between the Company and Vivacitas Oncology Inc. incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.5	Convertible Promissory Note dated May 14, 2021 incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.6	Revolving Promissory Note dated December 31, 2020 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.7	Royalty Agreement by and between Global BioLife Inc. and Chemia Corporation, dated August 15, 2018 incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.8	Addendum to Royalty Agreement by and between Global BioLife Inc. and Chemia Corporation, dated November 27, 2018 incorporated by reference to Exhibit 10.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062 ) filed with the SEC on November 21, 2023.

10.9	Distribution Agreement by and between BioMed Technologies Asia Pacific Holdings Limited and Impact BioMedical Inc., dated December 9, 2020 incorporated by reference to Exhibit 10.9 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.10	Global BioLife, Inc. Stockholders’ Agreement among Global BioLife, Inc., Global BioMedical, Inc., Holista Colltech Limited, and GRDG Sciences, LLC, dated April 26, 2017 incorporated by reference to Exhibit 10.10 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.11	Amendment No. 1 to Global BioLife, Inc. Stockholders’ Agreement among Global BioLife, Inc., Global BioMedical, Inc., Holista Colltech Limited, and GRDG Sciences, LLC, dated May 22, 2018 incorporated by reference to Exhibit 10.11 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.12	Amendment No. 2 to Global BioLife, Inc. Stockholders’ Agreement among Global BioLife, Inc., Global BioMedical, Inc., Holista Colltech Limited, and GRDG Sciences, LLC, dated August 2020 incorporated by reference to Exhibit 10.12 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.13	Impact BioLife Science, Inc. Stockholders Agreement among Impact BioLife Science, Inc., Impact BioMedical Inc. and GRDG Sciences, LLC, dated December 11, 2020 incorporated by reference to Exhibit 10.13 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.14	Licensing Proceeds Distribution Agreement with GRDG Sciences, LLC dated May 16, 2022 incorporated by reference to Exhibit 10.14 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.15	Amendment No. 1 to Revolving Promissory Note dated December 31, 2021 incorporated by reference to Exhibit 10.15 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.16	Amendment No. 2 to Revolving Promissory Note dated March 31, 2022 incorporated by reference to Exhibit 10.16 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.17	License Agreement with ProPhase Labs, Inc. dated March 17, 2022 incorporated by reference to Exhibit 10.17 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.18	License Agreement with ProPhase Labs, Inc. dated July 18, 2022 incorporated by reference to Exhibit 10.18 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.19	Licensing Proceeds Distribution Agreement with GRDG Sciences, LLC dated February 15, 2022 incorporated by reference to Exhibit 10.19 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.20	Share Exchange Agreement between Impact BioMedical Inc. and DSS BioHealth Security, Inc. incorporated by reference to Exhibit 10.20 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.21	Amendment to Promissory Note effective January 18, 2024 between Impact BioMedical Inc. and DSS, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 333-253037) filed with the SEC on January 22, 2024.

14.1	Impact BioMedical Employee Handbook incorporated by reference to Exhibit 14.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

16.1	Letter from Turner Stone & Company LLP incorporated by reference to Exhibit 16.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

21.1	List of subsidiaries of Impact BioMedical Inc. incorporated by reference to Exhibit 21.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

23.2	Consent of Grassi & Co., CPAs, P.C. incorporated by reference to Exhibit 23.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities and Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16 – Form 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Impact BioMedical, Inc.

February 20, 2024	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

February 20, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 20, 2024	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer (Principal Executive Officer)

February 20, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

February 20, 2024	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board

February 20, 2024	By:	/s/ Mark Suseck
Mark Suseck Chief Operating Officer

February 20, 2024	By:	/s/ Dr. Elise Brownell
Dr. Elise Brownell Director

February 20, 2024	By:	/s/ Melissa Sims
Melissa Sims Director

February 20, 2024	By:	/s/ Castel Hibbert
Castel Hibbert
Director

February 20, 2024	By:	/s/ Christian Zimmerman
Christian Zimmerman Director

February 20, 2024	By:	/s/ David Keene
David Keene
Director

