Form 10-Q
period 2024-03-31
IMPACT BIOMEDICAL INC.
filed 2024-05-10
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-25062

Commission file number

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

As of May 1, 2024 there were 10,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

Table of Contents

IMPACT BIOMEDICAL, INC.

FORM 10-Q

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,000	$1,000
Accounts receivable, net	128,000	128,000
Current portion of notes receivable	203,000	203,000
Prepaid expenses and other current assets	2,000	-
Total current assets	335,000	332,000

Property, plant and equipment, net	285,000	287,000
Goodwill	25,093,000	25,093,000
Other intangible assets, net	18,643,000	18,921,000
Total assets	$44,356,000	$44,633,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,023,000	$832,000
Accrued expenses	47,000	230,000
Note payable, related party	12,787,000	12,074,000
Total current liabilities	13,857,000	13,136,000

Deferred tax liability, net	3,235,000	3,235,000

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, 60,496,041 shares issued and outstanding (60,496,041 on December 31, 2023); Liquidation value $0.001 per share, $60,000 aggregate. $60,000 on December 31, 2023).	60,000	60,000
Common stock, $0.001 par value; 4,000,000,000 shares authorized, 10,000,000 shares issued and outstanding (10,000,000 on December 31, 2023)	10,000	10,000
Additional paid-in capital	38,113,000	38,113,000
Accumulated deficit	(13,923,000)	(12,961,000)
Total stockholders’ equity of the Company	24,260,000	25,222,000
Non-controlling interest in subsidiaries	3,004,000	3,040,000
Total stockholders’ equity	27,264,000	28,262,000

Total liabilities and stockholders’ equity	$44,356,000	$44,633,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Costs and expenses:
Sales, general and administrative compensation	148,000	40,000
Sales and marketing	8,000	17,000
Professional Fees	278,000	280,000
Research and development	50,000	179,000
Depreciation and Amortization	280,000	280,000
Other operating expenses	7,000	7,000
Total costs and expenses	771,000	803,000

Operating loss	(771,000)	(803,000)

Other income (expense):
Interest income	3,000	3,000
Other income	-	52,000
Interest expense	(230,000)	(101,000)
Loss from operations before income taxes	(998,000)	(849,000)

Income tax benefit	-	-

Net loss	$(998,000)	$(849,000)

Loss from operations attributed to noncontrolling interest	36,000	192,000

Net loss attributable to common stockholders	$(962,000)	$(657,000)

Loss per common share:
Basic	$(0.10)	$(0.01)
Diluted	$(0.10)	$(0.01)

Shares used loss per common share:
Basic	10,000,000	70,496,041
Diluted	10,000,000	70,496,041

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Impact BioMedical	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2022	70,496,041	$70,000	-	$-	$38,113,000	$(8,625,000)	$29,558,000	3,111,000	$32,669,000

Net loss	-	-	-	-	-	(657,000)	(657,000)	(192,000)	(849,000)
Balance, March 31, 2023	70,496,041	$70,000	-	$-	$38,113,000	$(9,282,000)	$28,901,000	$2,919,000	$31,820,000

Balance, December 31, 2023	10,000,000	$10,000	60,496,041	$60,000	$38,113,000	$(12,961,000)	$25,222,000	$3,040,000	$28,262,000

Net loss	-	-	-	-	-	(962,000)	(962,000)	(36,000)	(998,000)
Balance, March 31, 2024	10,000,000	$10,000	60,496,041	$60,000	$38,113,000	$(13,923,000)	$24,260,000	$3,004,000	$27,264,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2024	2023
Cash flows from operating activities:
Loss from operations	$(998,000)	$(849,000)
Adjustments to reconcile income (loss) from operations to net cash used by operating activities:
Depreciation and amortization	280,000	280,000
Increase in assets:
Prepaid expenses and other current assets	(2,000)	(79,000)
Increase (decrease) in liabilities:
Accounts payable	191,000	(353,000)
Accrued expenses	(183,000)	(13,000)
Net cash used by operating activities	(712,000)	(1,014,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(5,000)
Note receivable investment, net	-	1,000
Net cash used by investing activities	-	(4,000)

Cash flows from financing activities:
Borrowings of long-term debt	713,000	1,017,000
Net cash provided by financing activities	713,000	1,017,000

Net increase (decrease) in cash	1,000	(1,000)
Cash and cash equivalents at beginning of period	1,000	2,000

Cash and cash equivalents at end of period	$2,000	$1,000

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

Note 2. Summary of Significant Accounting and Reporting Policies

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

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of March 31, 2024	Attributable interest as of December 31, 2023

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%

As of March 31, 2024, and December 31, 2023, the aggregate noncontrolling interest was equity of $3,004,000 and $3,040,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Reclassifications

Costs associate with Sales and marketing have been reclassed from Other operating expenses for the three months ended March 31, 2023 to conform with current period presentation. Also, Other operating expenses have been reclassed to Other income for the three months ended March 31, 2023 to conform with current period presentation.

Loss per Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed like basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2024 or 2023.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets,

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

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023.

Notes receivable, unearned interest, and related recognition

The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports the net investment in the notes receivable on the consolidated balance sheet as current or long-term based on the maturity date of the underlying notes. Such net investment is comprised of the amount advanced on the loans, adjusting for net deferred loan fees or costs incurred at origination, amounts allocated to warrants received upon origination, and any payments received in advance, if applicable. The unearned interest is recognized over the term of the notes and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. If applicable, any net deferred loan fees or costs, together with discounts recognized in connection with warrants acquired at origination, are accreted as an adjustment to yield over the term of the loan. (Note 3)

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests, which will take place during the fourth quarter in 2024, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. No impairment was recognized during the three months ended March 31, 2024 or year ended December 31, 2023. (Note 5)

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized for the three months ended March 31, 2024, and 2023. (Note 6)

Recoverability of Long-Lived Assets

We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, or a significant change in the macroeconomic environment. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, forecasted revenue, margin costs and the economic life of the asset. If impairment is indicated, we determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $50,000 for the three months ended March 31, 2024, and $179,000 for three months ended March 31, 2023.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Provision for Credit Losses

On January 1, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2022, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. As of March 31, 2024 and December 31, 2023 the Company has deemed that no reserve on credit losses were necessary.

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

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2024, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2024. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2024. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of March 31, 2024 and December 31, 2023, was approximately $203,000, and is classified in Current notes receivable on the accompanying consolidated balance sheets. The maturity date of this note is currently being renegotiated.

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following as of:

	Estimated	March 31,	December 31,
	Useful Life	2024	2023
Machinery and equipment	5-10 years	$30,000	$30,000
Construction in progress		263,000	263,000
Total Cost		293,000	293,000
Less accumulated depreciation		8,000	6,000
Property, plant and equipment, net		$285,000	$287,000

Depreciation expense for the three months ended March 31, 2024 and 2023 was approximately $2,000 and $2,000, respectively.

Note 5. Goodwill

Goodwill balances and activity for the three months ended March 31, 2024 and year ended December 31, 2023 consisted of the following:

Balance at December 31, 2023	$25,093,000
Goodwill adjustment	-
Balance at March 31, 2024	$25,093,000

As of September 30, 2023, management performed annual goodwill impairment testing. No goodwill impairment was identified as a result of these tests. As of September 30, 2023, a quantitative analysis was prepared utilizing the Market Approach and Income Approach valuing the Company. The guideline public company Market Approach produced a mean business enterprise value indication using estimated 2026 results of $49.8 million. The Income Approach was based upon the use of a discounted pro forma cash flow model and produced a business enterprise value indication of $44.9 million. A weighting of 30% to the weighted value indicated was applied under the Market Approach, and a weighting of 70% to the value indicated under the Income Approach. A lower weighting was applied to the Market Approach due to the fact of using forecasted earnings of the Company. Based upon the above weightings, an initial value of $46.4 million for Impact was calculated. Adding cash of $201,000 to the initial business enterprise value produced a concluded business enterprise value of $46.6 million (rounded) for Impact. Subtracting interest-bearing debt of $11.9 million, results in a Fair Value for the common equity of Impact of $34.7 million. As of September 30, 2023, the indicated equity value exceeded the carrying amount by approximately $5.1 million or 14.7%. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment.

Note 6. Intangible Assets

The definite-lived intangible assets, to be amortized over 20 years, balances, and activity for the three months ended March 31, 2024 and year ended December 31, 2023 consisted of the following:

	03/31/2024			12/31/2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definitive-lived:
Developed technology	$22,260,000	$(3,617,000)	$18,643,000	$22,260,000	$(3,339,000)	$18,921,000
Total	$22,260,000	$(3,617,000)	$18,643,000	$22,260,000	$(3,339,000)	$18,921,000

Amortization expense for the three months ended March 31, 2024 and 2023 was approximately $278,000 and $278,000, respectively. The following table represents future amortization of developed technologies for the years ending December 31:

2024	$835,000
2025	$1,113,000
2026	$1,113,000
2027	$1,113,000
2028	$1,113,000
Thereafter	$13,356,000

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Note payable, related party

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The revolving nature of this Note permits principal amounts borrowed to be repaid and reborrowed. In the case of default, at DSS’s option, (i) eighteen percent (18%) per annum, or (ii) such lesser rate of interest as Lender in its sole discretion may choose to charge; but never more than the Maximum Lawful Rate. This loan is collateralized by all assets of the Company. In January 2024, this Note was amended to extend the maturity date to September 30, 2030 with interest calculated at the Wall Street Journal prime rate plus 0.50%. The payment of principal and interest is on demand. If no demand is made, interest is to be paid monthly beginning on February 29, 2024 through January 31, 2026. Principal and interest in an amount approximating $126,000 is to be paid monthly thereafter until the Note matures. As of March 31, 2024 and December 31, 2023 the outstanding balance, inclusive of interest was $12,787,000 and $12,074,000, respectively.

Note 8. Stockholders’ Equity

On May 10, 2023, the Company, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the total number of shares of Common Stock to 4,000,000,000 shares with a par value of $0.001. Each share of Common Stock when issued, shall have one (1) vote on all matters presented to the stockholders. Our Amended and Restated Articles of Incorporation also authorized 100,000,000 shares of preferred stock, par value $0.001 per share. On May 11, 2023, the Company effected a forward split. As a result, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding. Prior to the split, there were 125,073,621 shares of our Common Stock and no shares of preferred stock issued and outstanding. On October 31, 2023, the Company effected a reverse stock split of 1 for 55. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%. As of March 31, 2024 and December 31, 2023, there were 10,000,000 shares of our Common Stock and 60,496,041 shares of preferred stock issued and outstanding.

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

Note 9. Related Party Transactions

Research and Development Activities

Based on a shareholders agreement entered into on April 26, 2017, the Company would fund the scientific operations of GRDG, a company involved in research and development of biomedical products which is a minority stockholder of two of the Company’s subsidiaries and is owned by Daryl Thompson, a former director of many subsidiaries of the Company, to do the development and research works on the biomedical products for the Company. On February 15, 2022, the Company and its subsidiaries, Global BioLife, Inc. (“Global”), and Impact BioLife Sciences, Inc. (“BioLife Sciences”), and GRDG entered into a Licensing Proceeds Distribution Agreement (“GRDG Agreement”), whereas GRDG would transfer its 20% equity position in both Global and BioLife Sciences to the Company in exchange for 20% interest in Global and/or BioLife Science revenue received from the exclusive or non-exclusive licensing of and/or the sale of Global Intellectual Property to a Third Party, net of specific costs. As of the date of this report, no contingent liability has been recognized under the GRDG Agreement. The research and development agreement as well as the licensing proceeds distribution agreement with GRDG were terminated in 2023. As of March 31, 2023, the Company incurred approximately $129,000 in expenses, and had approximately $43,000 in prepaid monthly fees. For the three months ended March 31, 2024, the Company had incurred $0 in fees.

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. Beginning in January 2024, these costs are approximately $31,000 per month. As of March 31, 2024, the Company incurred approximately $93,000 in related expenses. As of March 31, 2023, the Company incurred approximately $35,000 in related expenses.

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The revolving nature of this Note permits principal amounts borrowed to be repaid and reborrowed. In the case of default, at DSS’s option, (i) eighteen percent (18%) per annum, or (ii) such lesser rate of interest as Lender in its sole discretion may choose to charge; but never more than the Maximum Lawful Rate. In January 2024, this Note was amended to extend the maturity date to September 30, 2030 with interest calculated at the Wall Street Journal prime rate plus 0.50%. The payment of principal and interest is on demand. If no demand is made, interest is to be paid monthly beginning on February 29, 2024 through January 31, 2026. Principal and interest in an amount approximating $126,000 is to be paid monthly thereafter until the Note matures. As of March 31, 2024 and December 31, 2023 the outstanding balance, inclusive of interest was $12,787,000 and $12,074,000, respectively.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the three months ended March 31, 2024 and 2023, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

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

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of March 31, 2024 and December 31, 2023, a liability of $152,000 and $200,000, respectively, has been recorded in relation to the Equivir License.

Note 11. Subsequent Events

The Company has evaluated all subsequent events and transactions through May 10, 2024, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

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

Functional Fragrance Formulation (“3F”)

Global BioLife has established a collaboration with U.S.-based Chemia Corporation (“Chemia”) to develop specialized fragrances to counter mosquito-borne diseases such as Zika and Dengue, among other medical applications. The 3F mosquito fragrance product is made from specialized oils sourced from botanicals that mosquitos avoid. Global BioLife is seeking to commercialize this product. Together with Chemia, we are attempting to license 3F. Any potential profits from the 3F project will be split between Global BioLife and Chemia pursuant to the terms of the 20- year Royalty Agreement (Note 10).

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

Costs and expenses

	Three months ended March 31, 2024	Three months ended March 31, 2023	% Change

Sales, general and administrative compensation	148,000	40,000	270%
Sales and marketing	8,000	17,000	-53%
Professional Fees	278,000	280,000	-1%
Research and development	50,000	179,000	-72%
Depreciation and Amortization	280,000	280,000	0%
Other operating expenses	7,000	7,000	0%

Total costs and expenses	$771,000	$803,000	-4%

Selling, general and administrative compensation costs increased 270% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 due to increased cost incurred associated with the Company’s registration with the SEC and the NYSE American.

Sales and marketing costs, which includes internet and trade publication advertising, press releases, travel and entertainment costs. These costs decreased 53% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 due primarily to costs incurred for advertising during the first quarter of 2023.

Depreciation and amortization expense is flat for the three months ended March 31, 2024 as compared to March 31, 2023 and represents the amortization of the associated with the developed technology and patents acquired as part of the acquisition of Impact BioMedical by DSS.

Professional fees decreased 1% for the three months ended March 31, 2024 as compared to March 31, 2023. These cost consist primarily of consulting and legal services associated with developing and implementing Impact BioMedical’s business plan, cost to patent newly developed technologies and other related fees for the development of new technologies.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. Research and development decreased 72% for the three months ended March 31, 2024 as compared to March 31, 2023, due primarily to the cessation of the Company’s research and development contract with GRDG at the end of 2023.

Other operating expenses consist primarily of office supplies, IT support, sales and marketing costs, travel and insurance costs. These costs were flat for three months ended March 31, 2024 as compared to March 31, 2023.

Other Income (Expense)

	Three months ended March 31, 2024	Three months ended March 31,2023	% Change

Interest income	$3,000	$3,000	0%
Other income	$-	$52,000	-100%
Interest expense	$(230,000)	$(101,000)	128%

Total other expense	$(227,000)	$(46,000)	-393%

Interest income is recognized on the Company’s notes receivable. Interest income was flat for three months ended March 31, 2024 as compared to March 31, 2023 as the outstanding principal balance remained flat.

Other income represents origination fee income recorded on the Company’s notes receivable during the first quarter of 2023.

Interest expense is recognized on the Company’s debt to DSS. Interest expense increased 128% for three months ended March 31, 2024 as compared to March 31, 2023 due to the increased outstanding balance of the debt due.

Net Loss

	Three months ended March 31, 2024	Three months ended March 31, 2023	% Change
Net loss	$(998,000)	$(849,000)	-18%

For the three months ended March 31, 2024 and 2023, the Company recorded net losses of $998,000 and $849,000, respectively. The increase in net loss is attributable to the increase in cost associated with the Company’s efforts towards it initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through debt financing. As of March 31, 2024, the Company had cash of approximately $2,000. As of March 31, 2024, the Company believes that it has sufficient availability to cash via its revolving promissory note with DSS to meet its cash requirements for at least the next 12 months from the filing date of this Quarterly Report.

Cash Flow from Continuing Operating Activities

Net cash used for continuing operating activities was $712,000 for the three months ended March 31, 2024 as compared to cash used for operating activities of $1,014,000 for the three months ended March 31, 2023. This flucuation is driven by less payments of the Company’s accounts payable by approximately $544,000.

Cash Flow from Investing Activities

Net cash used for investing activities was $0 for the three months ended March 31, 2024 as compared to cash used for investing activities of $4,000 for the three months ended March 31, 2023. This fluctuation is driven by the purchase of capital assets approximating $5,000 during the three months ended March 31, 2023 without similar activities during 2024.

Cash Flow from Financing Activities

Net cash provided by financing activities was $713,000 for the three months ended March 31, 2024 and represents borrowings from DSS. During the three months ended March 31, 2023, net cash provided by financing activities was driven by borrowings from DSS of $1,017,000.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2023, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2024, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 which remained as of September 30, 2023, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2024, as the Company began implementation of the remediation steps described in our annual report dated December 31, 2023, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IMPACT BIOMEDICAL, INC.

May 10, 2024	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

May 10, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

