Form 10-Q
period 2024-09-30
IMPACT BIOMEDICAL INC.
filed 2024-11-12
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-275062

Commission file number

Impact BioMedical, INC.
(Exact name of registrant as specified in its charter)

Nevada	85-3926944
(State or other Jurisdiction of	(IRS Employer
incorporation- or Organization)	Identification No.)

1400 Broadfield Blvd., Suite 130,

Houston, Tx, 77084

(Address of principal executive offices)

(281) 415-6576

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

As of October 25, 2024 there were 11,503,955 shares of the registrant’s common stock, $0.001 par value, outstanding.

IMPACT BIOMEDICAL, INC.

FORM 10-Q

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,668,000	$1,000
Accounts receivable, net	-	128,000
Current portion of notes receivable	142,000	203,000
Prepaid expenses and other current assets	365,000	-
Total current assets	3,175,000	332,000

Property, plant and equipment, net	282,000	287,000
Notes receivable	59,000	-
Goodwill	25,093,000	25,093,000
Other intangible assets, net	18,086,000	18,921,000
Total assets	$46,695,000	$44,633,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,001,000	$832,000
Accrued expenses and deferred revenue	102,000	230,000
Current portion note payable, related party	35,000	12,074,000
Total current liabilities	1,138,000	13,136,000

Long-term portion note payable, related party	7,971,000	-
Deferred tax liability, net	3,235,000	3,235,000
Total liabilities	12,344,000	16,371,000

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, 60,496,041 shares issued and outstanding (60,496,041 on December 31, 2023); Liquidation value $0.001 per share, $60,000 aggregate. $60,000 on December 31, 2023).	60,000	60,000
Common stock, $.001 par value; 4,000,000,000 shares authorized, 11,503,955 shares issued and outstanding (10,000,000 on December 31, 2023)	11,000	10,000
Additional paid-in capital	41,838,000	38,113,000
Accumulated deficit	(10,561,000)	(12,961,000)
Total stockholders’ equity of the Company	31,348,000	25,222,000
Non-controlling interest in subsidiaries	3,003,000	3,040,000
Total stockholders’ equity	34,351,000	28,262,000

Total liabilities and stockholders’ equity	$46,695,000	$44,633,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Costs and expenses:
Sales, general and administrative compensation	132,000	101,000	424,000	182,000
Sales and marketing	461,000	17,000	487,000	44,000
Professional Fees	122,000	317,000	313,000	750,000
Research and development	82,000	357,000	386,000	1,055,000
Depreciation and Amortization	281,000	280,000	840,000	840,000
Rent and utilities	4,000	-	14,000	-
Other operating expenses	45,000	6,000	58,000	18,000
Total costs and expenses	1,127,000	1,078,000	2,522,000	2,889,000

Operating loss	(1,127,000)	(1,078,000)	(2,522,000)	(2,889,000)

Other income (expense):
Interest income	3,000	3,000	10,000	10,000
Change in fair value of embedded derivative	5,670,000	-	5,670,000	-
Other income (expense)	-	-	-	52,000
Interest expense	(305,000)	(102,000)	(795,000)	(319,000)

Income (loss) from operations before income taxes	4,241,000	(1,177,000)	2,363,000	(3,146,000)

Income tax benefit	-	-	-	-
Net income (loss)	$4,241,000	$(1,177,000)	$2,363,000	$(3,146,000)

Loss from operations attributed to noncontrolling interest	6,000	15,000	37,000	45,000

Income (loss) attributable to common stockholders	$4,247,000	$(1,162,000)	$2,400,000	$(3,101,000)

Income (loss) per common share:
Basic	$0.37	$(0.02)	$0.23	$(0.04)
Diluted	$0.06	$(0.02)	$0.03	$(0.04)

Shares used in computing loss per common share:
Basic	11,503,955	70,496,041	10,506,394	70,496,041
Diluted	71,999,996	70,496,041	71,002,435	70,496,041

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Impact	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2022	70,496,041	$70,000	-	$-	$38,113,000	$(8,567,000)	$29,616,000	3,111,000	$32,727,000

Net loss	-	-	-	-	-	(3,101,000)	(3,101,000)	(45,000)	(3,146,000)
Balance, September 30, 2023	70,496,041	$70,000	-	$-	$38,113,000	$(11,668,000)	$26,515,000	$3,066,000	$29,581,000

Balance, December 31, 2023	10,000,000	$10,000	60,496,041	$60,000	$38,113,000	$(12,961,000)	$25,222,000	$3,040,000	$28,262,000

Issuance of common stock, net of expenses	1,500,000	1,000	-	-	3,725,000	-	3,726,000	-	3,726,000
Fractional shares as a result of reverse stock split	3,955	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	2,400,000	2,400,000	(37,000)	2,363,000
Balance, September 30, 2024	11,503,955	$11,000	60,496,041	$60,000	$41,838,000	$(10,561,000)	$31,348,000	$3,003,000	$34,351,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical Inc and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2024	2023
Cash flows from operating activities:
Income (loss) from operations	$2,363,000	$(3,146,000)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	840,000	840,000
Change in fair value of embedded derivative	(5,670,000)	-
Decrease (increase) in assets:
Accounts receivable	128,000	-
Prepaid expenses and other current assets	(365,000)	8,000
Increase (decrease) in liabilities:
Accounts payable	169,000	(63,000)
Accrued expenses	(128,000)	(57,000)
Net cash used by operating activities	(2,663,000)	(2,418,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(18,000)
Payments received on notes receivable	2,000	2,000
Net cash provided (used) by investing activities	2,000	(16,000)

Cash flows from financing activities:
Borrowings from revolving lines of credit, net	1,602,000	2,633,000
Issuances of common stock, net of issuance costs	3,726,000	-
Net cash provided by financing activities	5,328,000	2,633,000

Net increase in cash	2,667,000	199,000
Cash and cash equivalents at beginning of period	1,000	2,000
Cash and cash equivalents at end of period	$2,668,000	$201,000

See accompanying notes to the consolidated financial statements.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Impact BioMedical, Inc., incorporated in the State of Nevada on October 16, 2018 (the “Company”, “Impact BioMedical”, “We”, “IBO”), discovers, confirms, and patents unique science and technologies which can be developed into new offerings in human healthcare and wellness in collaboration with external partners through licensing, co-development, joint ventures, and other relationships. By leveraging technology and new science with strategic partnerships, we pursue advances in biopharmaceuticals and over the counter direct to consumer wellness offerings. In addition to existing efforts, we continually search for and evaluate other potential new offerings to add to our portfolio.  Our business model includes partnering and potentially direct sales for commercialization and distribution. Potential licensors and development partners include pharmaceutical, consumer goods and services companies and others, who would commercialize IBO technologies in exchange for milestone, and royalty licensing payments.

Impact has several unique and proprietary technologies that are in continuing development:

Linebacker™

Linebacker is a platform of small molecule electrophilically enhanced polyphenol compounds with potential application in oncology (solid tumors), inflammatory disorders, and neurology.  Polyphenols are substances found in many nuts, vegetables, and berries. Linebacker compounds are modified Myricetin, which is a common plant-derived flavonoid. Myricetin exhibits a wide range of activities that include strong antioxidants and anti-inflammatory activities (source: NIH).  Linebacker can potentially be developed as monotherapy or co-therapy to down-regulate PIM (proviral integration site for Moloney murine leukemia virus) kinase which plays a key role as an oncogene in various cancers (e.g., colon, lung, prostate, breast). Additional potential applications include inflammatory disorders and neurology. Linebacker-1 and Linebacker-2 compounds have been licensed to ProPhase Laboratories (NASDAQ: PRPH) for development and potential commercialization worldwide, from which Impact Biomedical could receive future milestone and royalty payments. Composition and method patents are issued to the company for Linebacker in the U.S. and other countries.

Laetose™

Laetose technology is derived from a unique combination of multiple sugars independently with myo-inositol, which demonstrates compelling potential in 1) reducing glycemic index and caloric intake in foods, 2) application as a therapeutic which inhibits tumor necrosis factor alpha (TNF-α), a cytokine associated with inflammatory chronic diseases, and 3) a method of reducing or limiting the occurrence of diabetes.  The sugar can be one or a combination of sugars: sucrose, fructose, isoglucose, and galactose. Laetose has a unique composition patent allowed in the United States and patents are pending in other countries worldwide.  IBO is actively seeking potential partners for further development and commercialization of Laetose as a consumer packaged or biopharmaceutical offering worldwide.

Functional Fragrance Formulation (“3F”)

3F is a suite of organic “functional fragrances” containing specialized botanical ingredients (e.g., terpenes) with potential application as an antimicrobial, or as an additive in insect repellents, detergents, lotions, shampoo, fabrics, and other substances to increase effectiveness.  IBO has partnered with the Chemia Corporation (St. Louis, MO) to pursue development of the 3F technology. Chemia is a leading developer and manufacturer of fragrances and flavors.  Composition patents have issued in the U.S. and are pending in other countries. In addition to Chemia, IBO is actively seeking potential partners for the further development and commercialization of 3F worldwide, given the broad application of this technology.

Equivir™/Equivir G

Equivir technology is a novel blend of FDA Generally Recognized as Safe (GRAS) eligible polyphenols (e.g., Myricetin, Hesperetin, Piperine) which have demonstrated antiviral effects with additional potential applications such as health supplements or medication. Polyphenols are substances found in many nuts, vegetables, and berries. Myricetin is a member of the flavonoid class of polyphenolic compounds with antioxidant properties. Hesperitin is a flavanone and Piperine is an alkaloid, commonly found in black pepper.  Equivir/Equivir G is licensed to ProPhase Laboratories for development and commercialization worldwide. ProPhase Lab’s initial focus is for potential use as an over-the-counter health supplement offering for upper respiratory wellness. Additional applications could be pursued in the future.  Method and composition patents are issued in the U.S. and other countries.

Emerging Technology

IBO continually evaluates additional technologies that are in various phases of development which can be advanced to patent filings and allowances. These include, and are not limited to biopharmaceuticals, indoor air quality products, preservatives, bioplastics, personalized medicine (e.g., genomics, diagnostics), nanotechnology, cannabis products and technology, pain management, and others.  These activities include discussions with inventors, scientists, universities, research foundations, and other parties, which, subject to completion of diligence, and approval of the respective management, could potentially expand the offerings of IBO.

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

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of September 30, 2024	Attributable interest as of December 31, 2023

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%

As of September 30, 2024, and December 31, 2023, the aggregate noncontrolling interest was equity of $3,003,000 and $3,040,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Reclassifications

Costs associate with Sales and marketing have been reclassed from Other operating expenses for the three and nine months ended September 30, 2023 to conform with current period presentation. Also, cost associated with Professional fees for the three and nine months ended September 30, 2023 and the nine months September 30, 2024 have been reclassified to Research and development to conform with current period presentation.

Loss per Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed like basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2023. For the three and nine months ending September 30, 2024, there are 60,496,041 shares of Series A Convertible Preferred Shares which are not eligible for conversion until April 10, 2027.

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

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

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

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests, which will take place during the fourth quarter in 2024, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. No impairment was recognized during the three or nine months ended September 30, 2024 and 2023. (Note 5)

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized for the three or nine months ended September 30, 2024, and 2023. (Note 6)

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recoverability of Long-Lived Assets

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

Derivative Accounting

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. Also, the fair value of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes simulation model. The Company has determined that Note payable, related party contains an embedded derivative in the form of payment via equity and has accounted for it in accordance with ASC 815. (see Note 7).

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $386,000 for the nine months ended September 30, 2024, and $1,055,000 for nine months ended September 30, 2023.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Provision for Credit Losses

On January 1, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2022, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. As of September 30, 2024 and December 31, 2023 the Company has deemed that no reserve on credit losses were necessary.

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

To continue as a going concern, the Company completed an initial public offering on September 16, 2024 raising $3,726,000 net of issuance costs and is currently listed on the NYSE American under the ticker symbol IBIO. The Company’s management intends to take additional actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs.

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2024, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of September 30, 2024 and December 31, 2023, was approximately $201,000 and $203,000, respectively. At September 30, 2024, $142,000 is classified in Current notes receivable and the remaining $59,000 is classified as Notes receivable on the accompanying consolidated balance sheets. At December 31, 2023, $203,000 is classified in Current notes receivable.

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following as of:

	Estimated	September 30,	December 31,
	Useful Life	2024	2023
Machinery and equipment	5-10 years	$30,000	$30,000
Construction in progress		263,000	263,000
Total Cost		293,000	293,000
Less accumulated depreciation		11,000	6,000
Property, plant and equipment, net		$282,000	$287,000

Depreciation expense for the nine months ended September 30, 2024 and 2023 was approximately $5,000 and $4,000, respectively.

Note 5. Goodwill

Goodwill balances and activity for the nine months ended September 30, 2024 and year ended December 31, 2023 consisted of the following:

Balance at December 31, 2023	$25,093,000
Goodwill adjustment	-
Balance at September 30, 2024	$25,093,000

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

Note 6. Intangible Assets

The definite-lived intangible assets, to be amortized over 20 years, balances, and activity for the nine months ended September 30, 2024 and year ended December 31, 2023 consisted of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definitive-lived:
Developed technology	$22,260,000	$(4,174,000)	$18,086,000	$22,260,000	$(3,339,000)	$18,921,000
Total	$22,260,000	$(4,174,000)	$18,086,000	$22,260,000	$(3,339,000)	$18,921,000

Amortization expense for the nine months ended September 30, 2024 and 2023 was approximately $835,000 and $835,000, respectively.

The following table represents future amortization of developed technologies for the years ending December 31:

2024	$279,000
2025	$1,113,000
2026	$1,113,000
2027	$1,113,000
2028	$1,113,000
Thereafter	$13,355,000

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Note payable, related party

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. As of September 30, 2024 and December 31, 2023 the outstanding balance, inclusive of interest was $8,006,000 (net of change in fair value of embedded derivative of $5,670,000) and $12,074,000, respectively. Of the $8,006,000, $35,000 is included in Current portion of note payable, related party and the remaining $7,971,000 is included in Long-term portion of note payable, related party at September 30, 2024. The $12,074,000 at December 31, 2023 is included in Current portion of note payable, related party.

A summary of scheduled principal payments of long-term debt (exclusive of the embedded derivative of $5,670,000), subsequent to September 30, 2024, are as follows:

Year	Amount
2024	$35,000
2025	781,000
2026	12,860,000

The movement in the liability and derivative components of the Note payable, related party as of December 31,2023 and September 30, 2024 are set out below:

	Liability Component	Derivative Component	Total
December 31, 2023	$12,074,000	$-	$12,074,000
Change in fair value of embedded derivative	(7,098,000)	1,428,000	(5,670,000)
Advances on note	807,000	-	807,000
Interest expense	795,000	-	795,000
September 30, 2024	$6,578,000	$1,428,000	$8,006,000

We considered various valuation methodologies in our analysis of the embedded derivative. Valuation methodologies can generally be aggregated into the following three approaches: the Market Approach, the Income Approach, and the Cost Approach. Based on our analysis of the facts and circumstances, in estimating the fair value of the Note payable, related party, we utilized a discounted cash flow method (income approach), in the form of a Monte Carlo simulation of the Company’s stock price and volume weighted average price (“VWAP”) throughout 36-month period from the Effective Date relative to its closing stock price and VWAP as of the Valuation Date, or $2.00 and $2.38, respectively. The simulated analysis estimates the expected note cash flow from the date the first payment is due and until the equity conversion rights expire under the terms of the Note payable, related party based on the following steps:

1)	Developed the Note Payable repayment schedule
2)	Developed the following inputs underlying the simulation analysis

i)	Stock price
ii)	VWAP

3)	Inputs (i) and (ii), were assigned a normal probability distribution, which has a mean of 0 and a standard deviation of 1, and a correlation of .9885 based on analysis of the guideline public companies
4)	Ran a simulation with 25,000 trials for purposes of capturing the key inputs discussed above (i.e., forecasting the stock price and VWAP).
5)	For the period from the 37th payment to maturity date, the DCF Method includes the remaining payments required to be made in cash.
6)	Captured the results of the simulation and concluded based on the simulation results

Note 8. Financial Instruments

Cash, Note payable, related party

The following tables show the Company’s cash, cash equivalents, restricted cash, and note payable, related party by significant investment category as of:

	September 30, 2024
	Adjusted cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Note Payable, Related Party
Cash	$2,668,000	$-	$2,668,000	$2,668,000	$-
Level 2
Note payble, related party	13,676,000	(5,670,000)	8,006,000	-	8,006,000
Total	$16,344,000	$(5,670,000)	$10,674,000	$2,668,000	$8,006,000

	September 30, 2023
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents
Cash	$1,000	$-	$1,000	$1,000
Total	$1,000	$-	$1,000	$1,000

Note 9. Stockholders’ Equity

On May 10, 2023, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the total number of shares of Common Stock to 4,000,000,000 shares with a par value of $0.001. Each share of Common Stock when issued, shall have one (1) vote on all matters presented to the stockholders. Our Amended and Restated Articles of Incorporation also authorized 100,000,000 shares of preferred stock, par value $0.001 per share. On May 11, 2023, the Company effected a forward split. As a result, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding. Prior to the split, there were 125,073,621 shares of our Common Stock and no shares of preferred stock issued and outstanding. On October 31, 2023, the Company effected a reverse stock split of 1 for 55. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%. As of December 31, 2023, there were 10,000,000 shares of our Common Stock and 60,496,041 shares of preferred stock issued and outstanding.

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

On October 31, 2023, the Company effected a reverse stock split of 1 for 55. As of December 31, 2023, and December 31, 2022, there were 3,877,282,251 shares of our Common Stock issued and outstanding which was converted to 70,496,041 shares. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%. The Series A Convertible Preferred Shares are not eligible for conversion until April 10, 2027.

On September 16, 2024, Impact Biomedical Inc., entered into an underwriting agreement (the “Underwriting Agreement”) with Revere Securities, LLC., as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment initial public offering (the “Offering”) an aggregate of 1,500,000 of the Company’s shares of common stock, par value $0.001 per share at a public offering price of $3.00 per share. On September 17, 2024, the Company closed the Offering, and as of September 30, 2024 there were 11,503,955 shares of common stock issued and outstanding. The total net proceeds to the Company from the Offering, after deducting discounts, expenses allowance and expenses, was approximately $3,726,000. A final prospectus relating to this Offering was filed with the Commission on September 16, 2024. The shares of Common Stock were approved to list on the NYSE American under the symbol “IBO” and began trading there on September 16, 2024. The Company also issued warrants to the Representative and its affiliates (the “Representative’s Warrants”) warrants to purchase the number of shares of Common Stock in the aggregate equal to 5% of the Common Stock to be issued and sold in this offering (including any Shares of Common Stock sold upon exercise of the over-allotment option, if applicable). The Representative’s Warrants are exercisable for a price per share equal to 125% of the public offering price. The warrants are exercisable at any time, in whole or in part, commencing nine (9) months from the date of commencement of sales of the offering and ending on the third anniversary thereof. As of September 30, 2024, the Representative had not exercised any of these warrants. As of September 30, 2024, only the 1,500,000 shares included in the Offering are freely tradable on the NYSE. The remaining 9,997,703 are restricted from trading for 180 days from the Offering date.

Note 10. Related Party Transactions

Research and Development Activities

Based on a shareholders agreement entered into on April 26, 2017, the Company would fund the scientific operations of GRDG, a company involved in research and development of biomedical products which is a minority stockholder of two of the Company’s subsidiaries and is owned by Daryl Thompson, a former director of many subsidiaries of the Company, to do the development and research works on the biomedical products for the Company. On February 15, 2022, the Company and its subsidiaries, Global BioLife, Inc. (“Global”), and Impact BioLife Sciences, Inc. (“BioLife Sciences”), and GRDG entered into a Licensing Proceeds Distribution Agreement (“GRDG Agreement”), whereas GRDG would transfer its 20% equity position in both Global and BioLife Sciences to the Company in exchange for 20% interest in Global and/or BioLife Science revenue received from the exclusive or non-exclusive licensing of and/or the sale of Global Intellectual Property to a Third Party, net of specific costs. As of the date of this report, no contingent liability has been recognized under the GRDG Agreement. The research and development agreement as well as the licensing proceeds distribution agreement with GRDG were terminated in 2023. As of September 30, 2023, the Company incurred approximately $258,000 in expenses, and had approximately $25,000 in prepaid monthly fees. For the nine months ended September 30, 2024, the Company had incurred $25,000 in fees.

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. Beginning in January 2024, these costs are approximately $31,000 per month. As of September 30, 2024, the Company incurred approximately $265,000 in related expenses. As of September 30, 2023, the Company incurred approximately $108,000 in related expenses

Note payable, related party

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to partially eliminate the “On Demand, if No Demand” feature so that the “On Demand, if no Demand” feature only starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. As of September 30, 2024 and December 31, 2023 the outstanding balance, inclusive of interest was $8,006,000 (net of change in fair value of embedded derivative of $5,670,000) and $12,074,000, respectively. Of the $8,006,000, $35,000 is included in Current portion of note payable, related party and the remaining $7,971,000 is included in Long-term portion of note payable, related party at September 30, 2024. The $12,074,000 at December 31, 2024 is included in Current portion of note payable, related party (see Note 7).

IMPACT Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Commitments and Contingencies

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the three and nine months ended September 30, 2024 and 2023, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

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

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of September 30, 2024 and December 31, 2023, a liability of $0 and $200,000, respectively, has been recorded in relation to the Equivir License.

Note 12. Subsequent Events

The Company has evaluated all other subsequent events and transactions through November 12, 2024, the date that the consolidated financial statements were available to be issued and noted no other subsequent events requiring financial statement recognition or disclosure.

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

Costs and expenses

	Three months ended September 30, 2024	Three months ended September 30, 2023	% Change	Nine months ended September 30, 2024	Nine months ended September 30,2023	% Change

Sales, general and administrative compensation	132,000	101,000	31%	424,000	182,000	133%
Sales and marketing	461,000	17,000	2612%	487,000	44,000	1007%
Professional Fees	122,000	317,000	-62%	313,000	750,000	-58%
Research and development	82,000	357,000	-77%	386,000	1,055,000	-63%
Depreciation and Amortization	281,000	280,000	0%	840,000	840,000	0%
Rent and utilities	4,000	-	N/A	14,000	-	N/A
Other operating expenses	45,000	6,000	650%	58,000	18,000	222%

Total costs and expenses	$1,127,000	$1,078,000	5%	$2,522,000	$2,889,000	-13%

Selling, general and administrative compensation costs increased 31% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 and increased 133% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 due to increased cost incurred associated with the Company’s registration with the SEC and the NYSE American, and efforts toward the Company’s IPO.

Sales and marketing costs, which includes internet and trade publication advertising, press releases, travel and entertainment costs. These increased 2,612% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 and decreased 1,007% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in cost for the three and nine months ended September 30, 2024 are associated with cost to attend trade shows and marketing efforts pre and post IPO.

Professional fees decreased 62% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 and decreased 58% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. These cost consist primarily of consulting and legal services associated with developing and implementing Impact BioMedical’s business plan, These costs decreased in 2024 in anticipation of the Company’s IPO.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses, research on new technologies as well as cost to patent newly developed technologies and other related fees for the development of new technologies. Research and development decreased 100% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 and decreased 93% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due primarily to the cessation of the Company’s research and development contract with GRDG at the end of 2023.

Depreciation and amortization expense is flat for the three and nine months ended September 30, 2024 as compared to September 30, 2023 and represents the amortization of the associated with the developed technology and patents acquired as part of the acquisition of Impact BioMedical by DSS.

Rent and utilities represents cost associated with office space located at 1400 Broadfield Blvd, Suite 100 Houston TX which the Company began subletting from DSS during the first quarter of 2024.

Other operating expenses consist primarily of office supplies, IT support, sales and marketing costs, travel and insurance costs. These costs increased 650% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 and increased 222% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Other Income (Expense)

	Three months ended September 30, 2024	Three months ended September 30, 2023	% Change	Nine months ended September 30, 2024	Nine months ended September 30,2023	% Change

Interest income	$3,000	$3,000	0%	$10,000	$10,000	0%
Other income	-	-	N/A	-	52,000	-100%
Change in fair value of embedded derivative	5,670,000	-	N/A	5,670,000	-	N/A
Interest expense	(305,000)	(102,000)	199%	(795,000)	(319,000)	149%

Total other income(expense)	$5,368,000	$(99,000)	5522%	$4,885,000	$(257,000)	2001%

Interest income is recognized on the Company’s notes receivable. Interest income was flat for three and nine months ended September 30, 2024 as compared to September 30, 2023 as the outstanding principal balance remained flat.

Other income represents income generated from the Company’s distribution agreement with BioMed Technologies (“BioMed”). during the first quarter of 2023. BioMed’s products focus on natural probiotics.

Change in fair value of embedded derivative is related to the promissory note with DSS which allows the Company to repay both principal and interest with common stock of the Company.

Interest expense is recognized on the Company’s debt to DSS. Interest expense increased 199% and 149% for three and nine months ended September 30, 2024 as compared to September 30, 2023, respectively, due to the increased outstanding balance of debt due.

Net Income (Loss)

	Three months ended September 30, 2024	Three months ended September 30, 2023	% Change	Nine months ended September 30, 2024	Six months ended September 30, 2023	% Change

Net income (loss)	$4,450,000	$(1,177,000)	478%	$2,572,000	$(3,146,000)	182%

For the three and nine months ended September 30, 2024 and 2023, the Company recorded increases in net income (loss) of 478% and 182%, respectively. The increase in net income (loss) is attributable to the Company’s cost cutting measures in taken with both its professional and research and development costs as the Company shifts efforts to taking to market its existing technologies as well as the change in fair value of embedded derivatives associated with the amended Note payable, related party.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through debt financing. On September 16, 2024, the Company completed an initial public offering raising $3,726,000 net of issuance costs and is currently listed on the NYSE American under the ticker symbol IBIO. The Company’s management intends to take additional actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs.

Cash Flow from Continuing Operating Activities

Net cash used by operating activities was $2,663,000 for the nine months ended September 30, 2024 as compared to cash used by operating activities of $2,418,000 for the nine months ended September 30, 2023. This fluctuation is driven by less payments of the Company’s accounts payable by approximately $232,000, as well as decrease in net loss after reconciling items of approximately $161,000

Cash Flow from Investing Activities

Net cash provided by investing activities was $2,000 for the nine months ended September 30, 2024 as compared to cash used by investing activities of $16,000 for the nine months ended September 30, 2023. This fluctuation is driven by the purchase of capital assets approximating $18,000 during the nine months ended September 30, 2023 without similar activities during 2024.

Cash Flow from Financing Activities

Net cash provided by financing activities was $5,328,000 for the nine months ended September 30, 2024 and represents $1,602,000 in borrowings from DSS as well as $3,726,000 in issuance of common stock, net of issuance costs. During the nine months ended September 30, 2023, net cash provided by financing activities was driven by borrowings from DSS of $2,633,000.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2023, describe the significant accounting policies and methods used in the preparation of the financial statements. Accounting for derivatives has been added to Footnote 2 of the accompanying financial statements. There are no additional material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2024, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 which remained as of September 30, 2024, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2024, as the Company began implementation of the remediation steps described in our annual report dated December 31, 2023, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IMPACT BIOMEDICAL, INC.

November 12, 2024	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

November 12, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

