Form 10-K
period 2024-12-31
IMPACT BIOMEDICAL INC.
filed 2025-03-28
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-32146

IMPACT BIOMEDICAL INC.

(Exact name of registrant as specified in its charter)

Nevada	85-3926944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2024 was $0.

As of February 26, 2025 there were 12,085,412 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMPACT BIOMEDICAL INC

PART I

ITEM 1 - BUSINESS

Overview

Impact Biomedical Inc. (“IBO”. “Impact”, “Impact BioMedical”, “we”, “us”, “our” or the “Company”) discovers, confirms, and patents unique science and technologies which can be developed into new offerings in human healthcare and wellness in collaboration with external partners through licensing, co-development, joint ventures, and other relationships, and currently trades on the NYSE American under ticker symbol IBO.

By leveraging technology and new science with strategic partnerships, we provide advances in biopharmaceuticals, over the counter direct to consumer wellness offerings, and drug discovery for the prevention, inhibition, and treatment of neurological, oncologic, and inflammatory diseases. In addition to our existing efforts, we continually search for, and evaluate, other potential new offerings to add to our portfolio.

Our business model includes partnering and potentially direct sales for commercialization and distribution. Potential licensors and development partners include pharmaceutical, consumer packaged goods companies and others, who would commercialize IBO technologies in exchange for milestone, and royalty payments. Currently, our operations are conducted, and our assets are owned through our principal subsidiaries: (i) Global BioLife, Inc. (“Global BioLife”), which was incorporated on April 14, 2017, (ii) Impact BioLife Science, Inc. (“Impact BioLife”), which was incorporated on August 28, 2020, (iii) Global BioMedical, Inc. (“Global BioMedical”), which was incorporated on April 18, 2017, and (iv) Sweet Sense, Inc. (“Sweet Sense”), which was incorporated on April 30, 2018.

By leveraging technology and new science with strategic partnerships, we provide advances in biopharmaceuticals and over the counter direct to consumer wellness offerings, and drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases.

In addition to our existing efforts, we continually search and evaluate other potential new offerings to add to our portfolio.

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

Linebacker

Linebacker is a platform of small molecule electrophilically enhanced polyphenol compounds with potential application in oncology (solid tumors), inflammatory disorders, and neurology. Polyphenols are substances found in many nuts, vegetables, and berries. Linebacker compounds are modified Myricetin, which is a common plant-derived flavonoid. Myricetin exhibits a wide range of activities that include strong antioxidant and anti-inflammatory activities (source: NIH).

Linebacker can potentially be developed as monotherapy or co-therapy to down-regulate PIM (proviral integration site for Moloney murine leukemia virus) kinase which plays a key role as an oncogene in various cancers (e.g. colon, lung, prostate, breast). Additional potential applications include inflammatory disorders and neurology.

Linebacker-1 and Linebacker-2 compounds have been licensed to ProPhase Laboratories (NASDAQ: PRPH) for development and commercialization worldwide, from which Impact Biomedical could receive future milestone and royalty payments.

Composition and method patents are issued to the Company for Linebacker in the U.S. and other countries.

Laetose

Laetose™ technology demonstrates compelling potential in reducing caloric intake and glycemic index in foods, while also inhibiting tumor necrosis factor alpha (TNF-α), a cytokine associated with inflammatory chronic diseases (data on file with IBO).

The patented formulation has potential to inhibit the inflammatory and metabolic response of sugar alone and has potential applications in therapeutic administration to reduce or limit inflammatory or metabolic diseases (e.g., diabetes). Use of Laetose in a daily diet, compared to sugar, could result in 30% lower sugar consumption and lower caloric and glycemic index/load.

Laetose has a unique composition patent allowed in the United States and patents are pending in other countries worldwide.

IBO is actively seeking potential partners for further development and commercialization of Laetose as a consumer-packaged or biopharmaceutical offering worldwide.

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

In addition to Chemia, IBO is actively seeking potential partners for further development and commercialization of 3F worldwide, given the broad application of this technology.

Composition patents have been issued in the U.S. and are pending in other countries.

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

Equivir/Equivir G is licensed to ProPhase Laboratories for development and commercialization worldwide. ProPhase Lab’s initial focus is for use as an over-the-counter offering for upper respiratory wellness. Additional applications could be pursued in the future.

Method and composition patents are issued in the U.S. and other countries.

Emerging Technology

Impact BioMedical continually evaluates additional proprietary technologies that are in various phases of development. These include, and are not limited to biopharmaceuticals, indoor air quality products, preservatives, bioplastics, personalized medicine (e.g. genomics, diagnostics), nanotechnology, cannabis products and technology, pain management, and others.

These activities include discussions with potential companies/technologies which, subject to completion of diligence, and approval of the respective management boards, could potentially expand the offerings of Impact Biomedical Inc. There is no assurance that anyone, or all, of these will result in a material transaction and this is exemplary of consistent and ongoing search and discovery efforts within Impact Biomedical Inc.

2024 RECAP

As a relatively new public entity, Impact BioMedical (IBO) has already demonstrated an ability to establish an experienced leadership team, attract investor confidence, build a robust intellectual property(IP) portfolio, and create partnerships for development, registration, and commercialization. The company’s technologies address critical health challenges, with significant market potential in both developed and emerging markets.

IBO is built on a foundation of cutting-edge technologies, strong IP, and partnerships to improve human health and wellness. Progress advanced considerably in 2024:

Intellectual Property:

Three new patent platforms were established in 2024 adding to the 36 issued and 50+ patents in the IBO portfolio. Accomplishments in 2024 include:

●	The first U.S. Laetose patent representing a novel combination of one or more sugars and myo-inositol, with the potential to inhibit the inflammatory and metabolic response of sugar alone. This could be utilized as a diet supplement or biopharmaceutical, and discussions with potential partners to advance commercialization efforts continue.

●	Expansion of the U.S. 3F patent estate with new compositions and formulations of constituents found in plants and fragrances with application as a natural insect repellent. Applications range from standalone repellents to integrations in shampoos and detergents.

●	Regional expansion of the Linebacker patent estate with granting of a Canadian patent for unique phenolic compounds and pharmaceutical compositions in treating inflammatory related diseases. This platform offers potential relief for conditions such as arthritis, asthma, and inflammatory bowel disease, while mitigating the side effects associated with traditional treatments.

Commercialization/Revenue Generation:

The Equivir platform, licensed to ProPhase Labs completed the first human study with potential application as a diet supplement in treating upper respiratory infections. Final study results are anticipated in mid-2025, and contingent on meeting targeted marketing claims, Equivir will launch in the U.S. for the 2025-2026 cold and flu season.

Financial:

Completion of our Initial Public Offering(IPO) in September 2024, provided us with resources to accelerate our research and development initiatives, expand our market presence, and enhance shareholder value.

We successfully restructured our long-term debt during the third quarter of 2024, which improves our financial flexibility, enabling repayment of debt with company equity for 24 months, enabling cash preservation.

In summary, 2024 delivered an improved financial position, platform and regional expansion of IP estate, completion of the first human study with IBO technology (Equivir) with potential for near-term revenue generation, and a dedicated leadership team.

Reporting Operating Segments:

The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Chief Executive Officer and Chief Operating Officer have joint responsibilities as the CODM and review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements

Impact BioMedical currently operates as one business segment.

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

Employees

The Company currently has two full-time employee and six shared employees with DSS as of December 31, 2024.

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

Although we have received capital from our parent company to meet our working capital and financing needs in the past, and have successfully completed our IPO, additional financing may be required in order to meet our current and projected cash requirements for operations. We cannot be assured that we will secure all or any of the funding we anticipate. If our entire original capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then our financial condition, results of operations and business performance would be materially adversely affected. We cannot assure you that we will have adequate capital or financing to conduct our business or to grow.

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

Our stock price could be subject to wide fluctuations in response to a variety of other factors, which include:

●	sales of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our shares of common stock;
●	our ability to obtain financing to conduct and complete research and development activities;
●	our ability to attract new customers;
●	changes in the development status of the drugs we acquire;
●	failures to meet external expectations or management guidance;
●	changes in our capital structure or dividend policy or future issuances of securities;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	reputational issues;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	changes in valuations of similar companies or groups of companies;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual property rights, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

The Company’s cybersecurity program is overseen by our VPE&T, who is responsible for global information technology, including cybersecurity. Our VPE&T is primarily responsible for assessing and managing material risks from cybersecurity threats, including monitoring the measures used for prevention, detection, mitigation and remediation of cybersecurity incidents. The information security organization is comprised of internal IBO employees and external security suppliers who provide security monitoring and response.

ITEM 2 - PROPERTIES

Office space is provided to us by DSS. The office space is 1,997 square feet. The lease term is from October 1, 2022 to September 30, 2026. The fee for this space was approximately $5,500 per month through September 2024 and increased to approximately $7,200 per month in October 2024.

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

Holders of Record

As of January 25, 2025 we had 608 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2024 or 2023. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, securities issued and securities available for future issuance under our 2023 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2023 Employee, Director and Consultant Equity Incentive Plan - options	-	880,000	$3.00	-

2023 Employee, Director and Consultant Equity Incentive Plan - warrants	-	75,000	$3.75	-
2023 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	18,037,079

Total	-	955,000	$3.06	18,037,079

Recent Issuances of Unregistered Securities

None.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2024.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

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

Overview

Impact Biomedical Inc. (“IBO”. “Impact”, “Impact BioMedical”, “we”, “us”, “our” or the “Company”) discovers, confirms, and patents unique science and technologies which can be developed into new offerings in human healthcare and wellness in collaboration with external partners through licensing, co-development, joint ventures, and other relationships, and currently trades on the NYSE American under ticker symbol IBO.

By leveraging technology and new science with strategic partnerships, we provide advances in biopharmaceuticals, over the counter direct to consumer wellness offerings, and drug discovery for the prevention, inhibition, and treatment of neurological, oncologic, and inflammatory diseases. In addition to our existing efforts, we continually search for, and evaluate, other potential new offerings to add to our portfolio.

Our business model includes partnering and potentially direct sales for commercialization and distribution. Potential licensors and development partners include pharmaceutical, consumer packaged goods companies and others, who would commercialize IBO technologies in exchange for milestone, and royalty payments. Currently, our operations are conducted, and our assets are owned through our principal subsidiaries: (i) Global BioLife, Inc. (“Global BioLife”), which was incorporated on April 14, 2017, (ii) Impact BioLife Science, Inc. (“Impact BioLife”), which was incorporated on August 28, 2020, (iii) Global BioMedical, Inc. (“Global BioMedical”), which was incorporated on April 18, 2017, and (iv) Sweet Sense, Inc. (“Sweet Sense”), which was incorporated on April 30, 2018.

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

Linebacker

Linebacker is a platform of small molecule electrophilically enhanced polyphenol compounds with potential application in oncology (solid tumors), inflammatory disorders, and neurology. Polyphenols are substances found in many nuts, vegetables, and berries. Linebacker compounds are modified Myricetin, which is a common plant-derived flavonoid. Myricetin exhibits a wide range of activities that include strong antioxidant and anti-inflammatory activities (source: NIH).

Linebacker can potentially be developed as monotherapy or co-therapy to down-regulate PIM (proviral integration site for Moloney murine leukemia virus) kinase which plays a key role as an oncogene in various cancers (e.g. colon, lung, prostate, breast). Additional potential applications include inflammatory disorders and neurology.

Linebacker-1 and Linebacker-2 compounds have been licensed to ProPhase Laboratories (NASDAQ: PRPH) for development and commercialization worldwide, from which Impact Biomedical could receive future milestone and royalty payments.

Laetose

Laetose™ technology demonstrates compelling potential in reducing caloric intake and glycemic index in foods, while also inhibiting tumor necrosis factor alpha (TNF-α), a cytokine associated with inflammatory chronic diseases (data on file with IBO).

The patented formulation has potential to inhibit the inflammatory and metabolic response of sugar alone and has potential applications in therapeutic administration to reduce or limit inflammatory or metabolic diseases (e.g., diabetes). Use of Laetose in a daily diet, compared to sugar, could result in 30% lower sugar consumption and lower caloric and glycemic index/load.

Laetose has a unique composition patent allowed in the United States and patents are pending in other countries worldwide.

IBO is actively seeking potential partners for further development and commercialization of Laetose as a consumer-packaged or biopharmaceutical offering worldwide.

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

In addition to Chemia, IBO is actively seeking potential partners for further development and commercialization of 3F worldwide, given the broad application of this technology.

Composition patents have been issued in the U.S. and are pending in other countries.

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

Equivir/Equivir G is licensed to ProPhase Laboratories for development and commercialization worldwide. ProPhase Lab’s initial focus is for use as an over-the-counter offering for upper respiratory wellness. Additional applications could be pursued in the future.

Method and composition patents are issued in the U.S. and other countries.

Emerging Technology

Impact BioMedical continually evaluates additional proprietary technologies that are in various phases of development. These include, and are not limited to biopharmaceuticals, indoor air quality products, preservatives, bioplastics, personalized medicine (e.g. genomics, diagnostics), nanotechnology, cannabis products and technology, pain management, and others.

These activities include discussions with potential companies/technologies which, subject to completion of diligence, and approval of the respective management boards, could potentially expand the offerings of Impact Biomedical Inc. There is no assurance that anyone, or all, of these will result in a material transaction and this is exemplary of consistent and ongoing search and discovery efforts within Impact Biomedical Inc.

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

Revenue

	Year ended December 31, 2024	Year ended December 31, 2023	% Change
Revenue
License revenue	$-	$-	NA

Total Revenue	$-	$-	NA

Revenue - The Company has not generated revenue for the years ended December 31, 2024 or 2023.

Costs and expenses

	Year ended December 31, 2024	Year ended December 31,2023	% Change

Sales, general and administrative compensation	$699,000	$315,000	122%
Stock based compensation	19,000	-	N/A
Sales and marketing	633,000	65,000	874%
Professional Fees	446,000	724,000	-38%
Research and development	278,000	1,685,000	-84%
Depreciation and Amortization	1,119,000	1,120,000	0%
Rent and utilities	32,000	-	N/A
Impairment of fixed assets	263,000	-	N/A
Impairment of goodwill	25,093,000	-	N/A
Other operating expenses	171,000	119,000	44%

Total costs and expenses	$28,753,000	$4,028,000	614%

Selling, general and administrative compensation costs increased 122% for the year ended December 31, 2024, as compared to the year ended December 31, 2023 due to increases in head count at the Company due to increased cost incurred associated with the Company’s registration with the SEC and the NYSE American, and efforts toward the Company’s IPO.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards. These types of awards were not used prior to the Company’s IPO in September 2024.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increase 874% during 2024 as compared to 2023, primarily due to increased associated with cost to attend trade shows and marketing efforts pre and post IPO

Professional fees decreased 38% for the year ended December 31, 2024, as compared to year ended December 31, 2023. These costs consist primarily of consulting and legal services associated with developing and implementing Impact BioMedical’s business plan, These costs decreased in 2024 in anticipation of the Company’s IPO.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. Research and development decreased 84% for the year ended December 31, 2024, as compared to year ended December 31, 2023 due to several cost-cutting activities inclusive of the cessation of the Company’s research and development contract with GRDG at the end of 2023.

Depreciation and amortization expense remained flat for year ended December 31, 2024 compared to year ended December 31, 2023 and represents the amortization of the associated with the developed technology and patents acquired as part of the acquisition of Impact BioMedical by DSS. Amortization of these assets began on January 1, 2021, and will have a 20-year term.

Rent and utilities represents cost associated with office space located at 1400 Broadfield Blvd, Suite 100 Houston TX which the Company began subletting from DSS during the first quarter of 2024.

Impairment of fixed asset is the impairment of marketing assets in development that the Company decided to forego completion.

Impairment of goodwill during the 4th quarter of 2024, the Company performed qualitative and quantitative assessments of the goodwill value associated with the Company determined that as of December 31, impairment was required (see Note 7).

Other operating expenses consist primarily of office supplies, IT support, sales and marketing costs, travel and insurance costs. These costs increased 44% for year ended December 31, 2024, as compared to year ended December 31, 2023, primarily due to increased IT support and travel costs.

Other Income (Expense)

	Year ended December 31, 2024	Year ended December 31, 2023	% Change

Interest income	$13,000	$13,000	0%
Other income (expense)	-	52,000	-100%
Change in fair value of note payable, related party	5,068,000	-	N/A
Interest expense	(1,065,000)	(444,000)	140%

Total other income (expense)	$4,016,000	$(379,000)	1160%

Interest income is recognized on the Company’s notes receivables. Interest income remained flat for year ended December 31, 2024 as compared to the year ended December 31, 2023 as the outstanding principal balance remained flat.

Other income represents income generated from the Company’s distribution agreement with BioMed Technologies (“BioMed”). during the first quarter of 2023. BioMed’s products focus on natural probiotics.

Change in fair value of note payable, related party is related to the promissory note with DSS (“DSS Note”). During the fiscal year ended 2024, the Company amended the terms of its outstanding principal balance of the DSS Note. Previously, the Note required repayment solely in cash; however, pursuant to the second amendment executed which went into effect on September 16, 2024, the Company now has the option to settle the Note in either cash or shares of the Company’s common stock, subject to certain conditions. In accordance with ASC 480, Distinguishing Liabilities and Equity, and ASC 825, Financial Instruments, the Company remeasured the fair value of the DSS Note as of the modification date and again as of December 31, 2024. As a result, the Company recognized a fair value adjustment of $5,068,000 for the year ended December 31, 2024 (see Note 9).

Interest expense is recognized on the Company’s debt to DSS increased year over year due to the increase in debt balance year over year.

Net Loss

	Year ended December 31, 2024	Year ended December 31, 2023	% Change

Net loss	$(24,770,000)	$(4,407,000)	-462%

For the year ended December 31, 2024, the Company recorded net loss of $24,770,000, as compared to a net loss of $4,407,000 for the year ended December 31, 2023. The increase in net loss over year is attributable to the Company’s impairment of goodwill as of December 31, 2024 offset by cost cutting measures in taken with both its professional and research and development costs as the Company shifts efforts to taking to market its existing technologies as well as the change in fair value of with the amended Note payable, related party.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through debt financing. On September 16, 2024, the Company completed an initial public offering raising $3,726,000 net of issuance costs and is currently listed on the NYSE American under the ticker symbol IBO. The Company’s management intends to take additional actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs.

Cash Flow from Operating Activities

Net cash used by continuing operating activities was $3,919,000 for the year ended December 31, 2024 as compared to cash used for operating activities of $2,851,000 for the year ended December 31, 2023. This increase is driven by the increase in Operating loss adjusted for reconciling items from operations of approximately $300,000 year over year as well as the decrease in accounts payable and the increase of prepaid expenses and other current assets.

Cash Flow from Investing Activities

Net cash provided by investing activities was $2,000 for the year ended December 31, 2024 as compared to net cash used of $15,000 for the year ended December 31, 2023. This fluctuation is driven by the purchase of property, plant and equipment of $18,000 during the year ended December 31, 2023 without similar activities during 2024.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $5,915,000 and represents $2,189,000 in borrowings from DSS and $3,726,000 in proceeds from the Company’s IPO, net of issuances costs. Net cash provided by financing activities for the year ended December 31, 2023 was $2,865,000 and represents borrowings from DSS.

Continuing Operations and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has incurred operating losses as well as negative cash flows from operating activities over the past two years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

To continue as a going concern, the Company completed an initial public offering on September 16, 2024 raising $3,726,000 net of issuance costs and is currently listed on the NYSE American under the ticker symbol IBO. The Company’s management intends to take additional actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2024 or 2023.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2024, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Annual Report on Form 10-K for the year ended December 31, 2024.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. Impairment testing was performed as of December 31, 2024 and the Company deemed it appropriate to fully impair goodwill as of December 31, 2024.

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized as of December 31, 2024 or year ended December 31, 2023.

Continuing Operations and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has incurred operating losses as well as negative cash flows from operating activities over the past two years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

To continue as a going concern, the Company completed an initial public offering on September 16, 2024 raising $3,726,000 net of issuance costs and is currently listed on the NYSE American under the ticker symbol IBO. The Company’s management intends to take additional actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs.

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

Financial Statements

IMPACT BIOMEDICAL INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Impact Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impact Biomedical, Inc., and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred operating losses as well as negative cash flows from operating activities over the past two years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Jericho, New York

March 28, 2025

Impact BioMedical, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,999,000	$1,000
Other receivables	-	128,000
Current portion of notes receivable	184,000	203,000
Prepaid expenses and other current assets	265,000	-
Total current assets	2,448,000	332,000

Property, plant and equipment, net	17,000	287,000
Notes receivable	17,000	-
Goodwill	-	25,093,000
Other intangible assets, net	17,808,000	18,921,000
Total assets	$20,290,000	$44,633,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$713,000	$832,000
Accrued expenses	194,000	230,000
Note payable, related party	8,878,000	12,074,000
Total current liabilities	9,785,000	13,136,000

Deferred tax liability, net	3,268,000	3,235,000
Total liabilities	13,053,000	16,371,000

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, 60,496,041 shares issued and outstanding (60,496,041 on December 31, 2023); Liquidation value $0.001 per share, $60,000 aggregate. $60,000 on December 31, 2023).	60,000	60,000
Common stock, $.001 par value; 4,000,000,000 shares authorized, 11,503,955 shares issued and outstanding (10,000,000 on December 31, 2023)	11,000	10,000
Additional paid-in capital	41,857,000	38,113,000
Accumulated deficit	(37,669,000)	(12,961,000)
Total stockholders’ equity of the Company	4,259,000	25,222,000
Non-controlling interest in subsidiaries	2,978,000	3,040,000
Total stockholders’ equity	7,237,000	28,262,000

Total liabilities and stockholders’ equity	$20,290,000	$44,633,000

See accompanying notes.

Impact BioMedical, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2024	2023
Costs and expenses:
Sales, general and administrative compensation (inclusive of stock based compensation)	$718,000	$315,000
Sales and marketing	633,000	65,000
Professional Fees	446,000	724,000
Research and development	278,000	1,685,000
Depreciation and Amortization	1,119,000	1,120,000
Rent and utilities	32,000	-
Impairment of fixed assets	263,000	-
Impairment of goodwill	25,093,000	-
Other operating expenses	171,000	119,000
Total costs and expenses	28,753,000	4,028,000
Operating loss	(28,753,000)	(4,028,000)

Other income (expense):
Interest income	13,000	13,000
Other income	-	52,000
Change in fair value of note payable, related party	5,068,000	-
Interest expense	(1,065,000)	(444,000)
Loss from operations before income taxes	(24,737,000)	(4,407,000)

Income tax expense	(33,000)	-
Net loss	$(24,770,000)	$(4,407,000)

Loss from operations attributed to noncontrolling interest	62,000	71,000

Net income (loss) attributable to common stockholders	$(24,708,000)	$(4,336,000)

Earnings (loss) per common share:
Basic	$(2.30)	$(0.07)
Diluted	$(2.30)	$(0.07)

Shares used earnings (loss) per common share:
Basic	10,757,147	60,248,078
Diluted	10,757,147	60,248,078

See accompanying notes.

Impact BioMedical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2024	2023
Cash flows from operating activities:
Net loss	$(24,770,000)	$(4,407,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,119,000	1,120,000
Stock based compensation	19,000	-
Change in fair value of note payable, related party	(5,068,000)	-
Change in deferred tax liability	33,000	-
Impairment of fixed assets	263,000	-
Impairment of goodwill	25,093,000
Decrease (increase) in assets:
Other receivable	128,000	(128,000)
Prepaid expenses and other current assets	(265,000)	104,000
Increase (decrease) in liabilities:
Accounts payable	(436,000)	293,000
Accrued expenses	(35,000)	167,000
Net cash used by operating activities	(3,919,000)	(2,851,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(18,000)
Payments received on notes receivable	2,000	3,000
Net cash provided (used) by investing activities	2,000	(15,000)

Cash flows from financing activities:
Borrowings from revolving lines of credit, net	2,189,000	2,865,000
Issuances of common stock, net of issuance costs	3,726,000	-
Net cash provided by financing activities	5,915,000	2,865,000

Net increase (decrease) in cash	1,998,000	(1,000)
Cash and cash equivalents at beginning of year	1,000	2,000
Cash and cash equivalents at end of year	$1,999,000	$1,000

See accompanying notes.

Impact BioMedical, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Impact	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2022	70,496,041	$70,000	-	$-	$38,113,000	$(8,625,000)	$29,558,000	3,111,000	$32,669,000
Conversion of common stock to preferred stock	(60,496,041)	(60,000)	60,496,041	60,000	-	-	-	-	-
Net loss	-	-	-	-	-	(4,336,000)	(4,336,000)	(71,000)	(4,407,000)
Balance, December 31, 2023	10,000,000	$10,000	60,496,041	$60,000	$38,113,000	$(12,961,000)	$25,222,000	$3,040,000	$28,262,000

Balance, December 31, 2023	10,000,000	$10,000	60,496,041	$60,000	$38,113,000	$(12,961,000)	$25,222,000	$3,040,000	$28,262,000

Issuance of common stock, net of expenses	1,500,000	1,000	-	-	3,725,000	-	3,726,000	-	3,726,000
Fractional shares as a result of reverse stock split	3,955	-	-	-	-	-	-	-	-
Stock based payments	-	-	-	-	19,000	-	19,000	-	19,000
Net (loss) income	-	-	-	-	-	(24,708,000)	(24,708,000)	(62,000)	(24,770,000)
Balance, December 31, 2024	11,503,955	$11,000	60,496,041	$60,000	$41,857,000	$(37,669,000)	$4,259,000	$2,978,000	$7,237,000

See accompanying notes.

Impact BioMedical Inc and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

By leveraging technology and new science with strategic partnerships, we provide advances in biopharmaceuticals, over the counter direct to consumer wellness offerings, and drug discovery for the prevention, inhibition, and treatment of neurological, oncologic, and inflammatory diseases. In addition to our existing efforts, we continually search for, and evaluate, other potential new offerings to add to our portfolio.

Our business model includes partnering and potentially direct sales for commercialization and distribution. Potential licensors and development partners include pharmaceutical, consumer packaged goods companies and others, who would commercialize IBO technologies in exchange for milestone, and royalty payments. Currently, our operations are conducted, and our assets are owned through our principal subsidiaries: (i) Global BioLife, Inc. (“Global BioLife”), which was incorporated on April 14, 2017, (ii) Impact BioLife Science, Inc. (“Impact BioLife”), which was incorporated on August 28, 2020, (iii) Global BioMedical, Inc. (“Global BioMedical”), which was incorporated on April 18, 2017, and (iv) Sweet Sense, Inc. (“Sweet Sense”), which was incorporated on April 30, 2018.

Linebacker

Linebacker is a platform of small molecule electrophilically enhanced polyphenol compounds with potential application in oncology (solid tumors), inflammatory disorders, and neurology. Polyphenols are substances found in many nuts, vegetables, and berries. Linebacker compounds are modified Myricetin, which is a common plant-derived flavonoid. Myricetin exhibits a wide range of activities that include strong antioxidant and anti-inflammatory activities (source: NIH).

Linebacker can potentially be developed as monotherapy or co-therapy to down-regulate PIM (proviral integration site for Moloney murine leukemia virus) kinase which plays a key role as an oncogene in various cancers (e.g. colon, lung, prostate, breast). Additional potential applications include inflammatory disorders and neurology.

Linebacker-1 and Linebacker-2 compounds have been licensed to ProPhase Laboratories (NASDAQ: PRPH) for development and commercialization worldwide, from which Impact Biomedical could receive future milestone and royalty payments.

Laetose

Laetose™ technology demonstrates compelling potential in reducing caloric intake and glycemic index in foods, while also inhibiting tumor necrosis factor alpha (TNF-α), a cytokine associated with inflammatory chronic diseases (data on file with IBO).

The patented formulation has potential to inhibit the inflammatory and metabolic response of sugar alone and has potential applications in therapeutic administration to reduce or limit inflammatory or metabolic diseases (e.g., diabetes). Use of Laetose in a daily diet, compared to sugar, could result in 30% lower sugar consumption and lower caloric and glycemic index/load.

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

Equivir

Equivir/Equivir G technology is a novel blend of FDA Generally Recognized as Safe (GRAS) eligible polyphenols (e.g. Myricetin, Hesperetin, Piperine) which have demonstrated antiviral effects with additional potential application as health supplements or medication. Polyphenols are substances found in many nuts, vegetables, and berries. Myricetin is a member of the flavonoid class of polyphenolic compounds with antioxidant properties. Hesperitin is a flavanone and Piperine is an alkaloid, commonly found in black pepper. Equivir/Equivir G is licensed to ProPhase Laboratories for development and commercialization worldwide

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2024	Attributable interest as of December 31, 2023

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%

As of December 31, 2024, and December 31, 2023, the aggregate noncontrolling interest was equity of $2,978,000 and $3,040,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Reclassifications - Costs associated with Professional fees for the years ended December 31, 2024, and 2023 have been reclassified to Research and development to conform with current period presentation. For the year ended December 31, 2023, Sales and marketing costs have been reclassified from Other operating costs to Sales and marketing to conform with current period presentation.

Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed like basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Dilutive financial instruments issued or outstanding for the years ended December 31, 2024 include 60,496,041 shares of Series A Convertible Preferred Shares which are not eligible for conversion until April 10, 2027, 880,000 options priced at $3.00 per share expiring on October 31, 2031 and 75,000 warrants priced at $3.75 per share expiring on June 13, 2025.

There were no dilutive financial instruments issued or outstanding for the year ended December 31, 2023.

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

The carrying amounts reported in the balance sheet of cash, other receivables, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do reflect recent market conditions. Notes payable, related party are recorded at fair value based on several factors (see Note 9).

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

Recent Accounting Standards - The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2024, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted the enhanced segment disclosures of the year ended December 31, 2024. The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Chief Executive Officer and Chief Operating Officer have joint responsibilities as the CODM and review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued.  The Company is currently evaluating this ASU, but does not expect it to have material impact to its financial statements.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

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

Research and Development - Research and development costs are expensed as incurred. Total research and development costs were $555,000 for the year ended December 31, 2024, and $1,685,000 for year ended December 31, 2023.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests, which takes place during the fourth quarter, if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. As of December 31, 2024, the Company fully impaired goodwill. No impairment was recognized during the year ended December 31, 2023. (Note 7)

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized as of year ended December 31, 2024 or the year ended December 31, 2023. (Note 9).

Recoverability of Long-Lived Assets - We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, or a significant change in the macroeconomic environment, such as the impact of the COVID-19 pandemic. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, forecasted revenue, margin costs and the economic life of the asset. If impairment is indicated, we determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.

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

Provision for Credit Losses - The Company adopted amended accounting guidance ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. As of December 31, 2024 and 2023 the Company has deemed that no reserve on credit losses were necessary.

Continuing Operations and Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements the Company has incurred operating losses as well as negative cash flows from operating activities over the past two years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

To continue as a going concern, the Company completed an initial public offering on September 16, 2024 raising $3,726,000 net of issuance costs and is currently listed on the NYSE American under the ticker symbol IBO. Although there is no certainty that management plans will be able to satisfy the requirements to continue operating as a going concern, management intends to take additional actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs.

3. Financial Instruments

Cash, Note payable, related party

The following tables show the Company’s cash, cash equivalents, and note payable, related party by significant investment category as of:

	2024
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Note Payable, Related Party
Level 1
Cash	$1,999,000	$-	$1,999,000	$1,999,000	$-
Level 2
Note payable, related party	13,946,000	(5,068,000)	8,878,000	-	8,878,000
Total	$15,945,000	$(5,068,000)	$10,877,000	$1,999,000	$8,878,000

	2023
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents
Level 1
Cash	$1,000	$-	$1,000	$1,000
Total	$1,000	$-	$1,000	$1,000

4. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of December 31, 2024 is approximately $201,000 with $184,000 classified in Current portion of notes receivable and $17,000 classified as Notes receivable on the accompanying consolidated balance sheet. The outstanding principal and interest as of December 31, 2023, approximately $203,000 and is classified in current notes receivable on the accompanying consolidated balance sheet.

5. Prepaid Expenses and other current assets

Prepaid expenses at December 31, 2024 of $265,000 driven by $263,000 of prepaid insurance. There were no prepaid expenses for year ended December 31, 2023

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following as of:

	Estimated	December 31,	December 31,
	Useful Life	2024	2023
Machinery and equipment	5-10 years	$30,000	$25,000
Construction in progress		-	263,000
Total Cost		30,000	293,000
Less accumulated depreciation		13,000	6,000
Property, plant and equipment, net		$17,000	$287,000

Depreciation expense for the years ended December 31, 2024 and 2023 were approximately $7,000 and $6,000, respectively.

7. Goodwill

Goodwill balances and activity for the year ended December 31, 2024 and year ended December 31, 2023 consisted of the following:

Balance at December 31, 2023	$25,093,000
Goodwill adjustment	(25,093,000)
Balance at December 31, 2024	$-

As of December 31, 2024, management performed annual goodwill impairment testing., A quantitative analysis was prepared utilizing the Market Approach and Income Approach valuing the Company and an impairment of goodwill was identified as result of these tests.

For the year ended December 31, 2023, management performed annual goodwill impairment testing and no impairment was deemed necessary. The guideline public company Market Approach produced a mean business enterprise value indication using estimated 2026 results of $49.8 million. The Income Approach was based upon the use of a discounted pro forma cash flow model and produced a business enterprise value indication of $44.9 million. A weighting of 30% to the weighted value indicated was applied under the Market Approach, and a weighting of 70% to the value indicated under the Income Approach. A lower weighting was applied to the Market Approach due to the fact of using forecasted earnings of the Company. Based upon the above weightings, an initial value of $46.4 million for Impact was calculated. Adding cash of $201,000 to the initial business enterprise value produced a concluded business enterprise value of $46.6 million (rounded) for Impact. Subtracting interest-bearing debt of $11.9 million, results in a Fair Value for the common equity of Impact of $34.7 million. As of September 30, 2023, the indicated equity value exceeded the carrying amount by approximately $5.1 million or 14.7%.

8. Intangible Assets

The definite-lived intangible assets, to be amortized over 20 years, balances, and activity for the year ended December 31, 2024 and year ended December 31, 2023 consisted of the following:

		2024			2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology assets	20 years	$22,260,000	$4,452,000	$17,808,000	$22,260,000	$3,339,000	$18,921,000
		$22,260,000	$4,452,000	$17,808,000	$22,260,000	$3,339,000	$18,921,000

The following table represents future amortization of developed technologies for the years ending December 31:

2025	$1,113,000
2026	$1,113,000
2027	$1,113,000
2028	$1,113,000
2029	$1,113,000
Thereafter	$12,243,000

9. NOTE PAYABLE, RELATED PARTY

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. This Note is secured by the assets of the Company. As of December 31, 2024 and December 31, 2023 the outstanding balance, inclusive of interest was $8,878,000 (net of change in fair value of the Note of $5,068,000) and $12,074,000, respectively. The $8,878,000 is recorded in Note payable, related party at December 31, 2024. The $12,074,000 at December 31, 2023 is included in Current portion of note payable, related party.

The Company accounts for this Note as a liability under ASC 480, Distinguishing Liabilities form Equity (“ASC 480”). In accordance with ASC 825-10, the carrying value of the Note will be recorded at fair value and will be remeasured at each reporting period with the changes in fair value recognized in earnings.

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

10. STOCKHOLDERS’ EQUITY

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

On October 31, 2023, the Company effected a reverse stock split of 1 for 55. As of December 31, 2023 there were 3,877,282,251 shares of our Common Stock issued and outstanding which was converted to 70,496,041 shares. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%.The Series A Convertible Preferred Shares are not eligible for conversion until April 10, 2027.

On September 16, 2024, Impact Biomedical Inc., entered into an underwriting agreement (the “Underwriting Agreement”) with Revere Securities, LLC., as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment initial public offering (the “Offering”) an aggregate of 1,500,000 of the Company’s shares of common stock, par value $0.001 per share at a public offering price of $3.00 per share. On September 17, 2024, the Company closed the Offering. The total net proceeds to the Company from the Offering, after deducting discounts, expenses allowance and expenses, was approximately $3,726,000. A final prospectus relating to this Offering was filed with the Commission on September 16, 2024. The shares of Common Stock were approved to list on the NYSE American under the symbol “IBO” and began trading there on September 16, 2024. The Company also issued warrants to the Representative and its affiliates (the “Representative’s Warrants”) warrants to purchase the number of shares of Common Stock in the aggregate equal to 5% of the Common Stock to be issued and sold in this offering (including any Shares of Common Stock sold upon exercise of the over-allotment option, if applicable). The Representative’s Warrants are exercisable for a price per share equal to 125% of the public offering price. The warrants are exercisable at any time, in whole or in part, commencing nine (9) months from the date of commencement of sales of the offering and ending on the third anniversary thereof. As of September 30, 2024, the Representative had not exercised any of these warrants. As of September 30, 2024, only the 1,500,000 shares included in the Offering are freely tradable on the NYSE. The remaining 9,997,703 are restricted from trading for 180 days from the Offering date.

Equity Incentive Plan – During 2023, the Company’s shareholders adopted the 2023 Employee, Director and Consultant Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of an initial 18,762,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2025, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) two percent (2%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2023 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2024, there are 18,037,079 shares available under this plan.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. The Company record stock based compensation expense of approximately $19,000 for the year ended December 31, 2024 and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations. There were no stock-based payments made during the twelve months ended December 31, 2023.

11. INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

The components of income tax benefit for the years ended December 31, 2024, and 2023 are as follows:

Income Tax Expense (Benefit)	Year Ended December 31, 2024	Year Ended December 31, 2023
Current tax payable
Federal	$-	$-
State	-	-
Total current tax payable	-	-
Deferred tax
Federal	30,000	(920,000)
State	3,000	(94,000)
Total deferred tax	$33,000	$(1,014,000)
Less increase in valuation allowance	-	1,014,000
Total income tax expense	$33,000	$-

Individual components of deferred tax assets and liabilities are approximately as follows:

Deferred Tax Assets & Liabilities:
Deferred Tax assets:
Impairment of investment	$929,000	$929,000
Research & development cost	519,000	538,000
Compensation	18,000	-
Net Operating loss	2,950,000	2,087,000
Gross deferred tax assets	4,416,000	3,554,000

Deferred tax liability:
Note payable, related party FMV adjustment	(1,148,000)	-
Intangible assets	(3,912,000)	(4,164,000)
Gross deferred tax liability	(5,060,000)	(4,164,000)

Less valuation allowance	(2,625,000)	(2,625,000)
Net deferred tax liability	$(3,269,000)	$(3,235,000)

	2024	2023
Statutory United States federal rate	21.0%	21.0%
State income taxes net of federal benefit	0%	1.7%
Change in valuation allowance	0%	(22.7)%

Effective rate	21.0%	0.0%

As of December 31, 2024, and 2023, the Company has net operating loss carry forwards of approximately $13,020,000 and $9,209,000 respectively. The Company does not have other temporary differences associated with the amortization of intangible assets. As of December 31, 2024, and 2023, the total deferred tax assets carry-forward were $4,416,000 and $3,554,000, respectively. The deferred tax assets could be carried forward indefinitely. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Considering the development stage of the Company, management believed that it was probable that the Company would not use tax assets in the near future. Accordingly, a valuation allowance of an equal amount has been established.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023 and 2022 the Company recognized no interest and penalties.

12. COMMITMENTS AND CONTINGENCIES

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the years ended December 31, 2024 and 2023, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

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

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of December 31, 2024 and December 31, 2023, $200,000, and $200,000, respectively, have been recorded in relation to the Equivir License as development of the Equivir technology.

Employment Agreements – Impact BioMedical has an employment agreement with it CEO Frank Heuszel in which Mr. Heuszel’s agreement contains a mandatory bonus clause of $150,000 for the first year of the employment term, $100,000 for the second year of the employment term, and $100,000 for the third year of the employment term. As of December 31, 2024, approximately $38,000 is accrued for year one of Mr. Heuszel’s bonus.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2024, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is not party to any agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives.

13. Related Party Transactions

Research and Development Activities

Based on Shareholders Agreement entered into on April 26, 2017, the Company would fund the scientific operations of GRDG, a company involved in research and development of biomedical products which is a minority stockholder of two of the Company’s subsidiaries and is owned by Daryl Thompson, a director of many subsidiaries of the Company, to do the development and research works on the biomedical products for the Company. On February 15, 2022, the Company and its subsidiaries, Global BioLife, Inc. (“Global”), and Impact BioLife Sciences, Inc. (“BioLife Sciences”), and GRDG entered into a Licensing Proceeds Distribution Agreement (“GRDG Agreement”), whereas GRDG would transfer its 20% equity position in both Global and BioLife Sciences to the Company in exchange for 20% interest in Global and/or BioLife Science revenue received from the exclusive or non-exclusive licensing of and/or the sale of Global Intellectual Property to a Third Party, net of specific costs. As of the date of this report, no contingent liability has been recognized under the GRDG Agreement. As of December 31, 2024 and 2023, the Company incurred approximately $25,000 and $447,000, respectively, in expenses.

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. Beginning in January 2024 and through September 2024, these costs are approximately $31,000 per month. Beginning October 2024, these costs are approximately $26,000 per month. As of December 31, 2024, the Company incurred $357,000 in related expenses. As of December 31, 2023, the Company incurred approximately $144,000 in related expenses.

Note payable, related party

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. As of December 31, 2024 and December 31, 2023 the outstanding balance, inclusive of interest was $8,878,000 (net of change in fair value of the Note of $5,068,000) and $12,074,000, respectively. The $8,878,000 is recorded in Note payable, related party at December 31, 2024. The $12,074,000 at December 31, 2023 is included in Current portion of note payable, related party.

14. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through March 24, 2025, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than what was identified below:

On February 25, 2025, the Company completed the acquisition of certain assets owned by DSS Pure Air, Inc. (“DSS PureAir”), a related party, for $1,150,000 to be paid by 545,024 shares of the Company’s common stock calculated on a 10 day VWAP. Assets acquired included inventory and intellectual property of the Celios air purification system.

On February 26, 2025, the Company issued 36,433 shares of the Company’s common stock as payment of legal fees incurred associated with the Company’s IPO, registration of shares associated with its equity incentive plan as well as other related services.

The Company and DSS have agreed to settle a portion of the outstanding indebtedness that Impact BioMedical owes to DSS under the Promissory Note in the amount of $8,697,142.80 through the issuance of 2,415,873 shares of the Company’s common stock, at a conversion ratio of $3.60 per share, which was equal to the closing market price of the Company’s common stock on March 24, 2025.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, the following weakness has been identified in the Company’s internal control over financial reporting as of December 31, 2024:

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

Changes in Internal Control over Financial Reporting

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2023, and in 2024, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2025 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	The Company hired a Controller, Senior Accountant and Cost Accountant in 2022. The Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	The Company will engage an external, independent expert to review significant and/or complex accounting transactions, when appropriate, to ensure the proper accounting treatment is applied.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2024 as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the year ended December 31, 2024, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers, key employees and directors.

Name	Age	Position
Frank D. Heuszel	65	Chief Executive Officer and Director
Mark Suseck	62	Chief Operating Officer
Todd D. Macko	52	Chief Financial Officer
Jason Grady	50	Director
Dr. Elise Brownell	70	Director
Melissa Sims	54	Director
David Keene	66	Director
Christian Zimmerman	47	Director
Castel Hibbert	64	Director

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

Todd D. Macko, 52, has been Secretary and Treasurer of the Company since January 2021 and in May 2023 became Chief Financial Officer of the Company. Mr. Macko has served as the Chief Financial Officer of DSS since August 16, 2021. Mr. Macko previously served as the Vice President of Finance of DSS. As the Vice President of Finance, Mr. Macko’s responsibilities included assisting DSS’s Interim Chief Financial Officer in all aspects of financial and regulatory reporting. In addition, his responsibilities included the day-to-day management of the Company’s Accounting and Finance team and the financial leadership in the directing and improving of the accounting, reporting, audit, and tax activities. Prior to his role as Vice President of Finance for the Company, Mr. Macko joined the wholly owned subsidiary of DSS, Premier Packaging Corporation in January 2019, as its Vice President of Finance. Mr. Macko is a Certified Public Accountant with over 25 years of public and corporate financial management, business leadership and corporate strategy. Mr. Macko brings a wealth of experience with strengths in financial planning and analysis, business process re-engineering, budgeting, merger and acquisitions, financial reporting systems, project evaluation and treasury and capital management. Prior to joining the Company, Mr. Macko served as the Corporate Controller for Baldwin Richardson Foods, a leading custom ingredients manufacturer for the food and beverage industry from November 2015 until January 2019. Prior to that, Mr. Macko served as the Controller for The Outdoor Group, LLC., Genesis Vision, Inc., Complemar Partners, Inc., and Level 3 Communications, Inc. Mr. Macko obtained his Bachelor of Science degree in Accounting from Rochester Institute of Technology.

Jason Grady, 50, Since October 2024, Mr. Jason Grady has served as the Interim Chief Executive Officer (CEO) of the Company, driving its strategic vision, leadership, and overall performance. In this role, he steers the organization’s growth trajectory, ensuring profitability while aligning long-term objectives with operational execution. He leads executive teams, fosters innovation, and cultivates key relationships with the Board of Directors, investors, and strategic partners to propel the company forward. Before stepping into the CEO role, Mr. Grady was the Company’s Chief Operating Officer (COO) since August 2019, where he streamlined operations, optimized business processes, and spearheaded new business development. Simultaneously, since July 2018, he has served as President of Premier Packaging Corporation, a leading folding carton and consumer packaging manufacturer and a wholly owned subsidiary of the Company. His leadership within the broader DSS ecosystem has been instrumental in driving business expansion and operational excellence. From April 2010 to July 2018, Mr. Grady served as Vice President of Sales & Business Development, playing a pivotal role in accelerating revenue growth and expanding the Company’s market presence. Prior to joining DSS, he held key leadership positions, including Vice President of Marketing at Parlec Corporation, Director of Business Development at Berlin Packaging Corporation, and sales and marketing executive at OutStart, Inc. Mr. Grady holds a bachelor’s degree in Marketing and Communications and an MBA from the Rochester Institute of Technology.

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

Christian Zimmerman, 47, is currently the executive vice president—chief financial officer of Keystone Bank, SSB. Mr. Zimmerman has held this position since April 2019. In this position, Mr. Zimmerman, among other tasks, reviews and prepares monthly, quarterly and year-end financial reports. From December 2015 to April 2019, Mr. Zimmerman was the executive vice president – controller of Community Bank of Texas, N.A. where he was involved in, among other responsibilities, regulatory reporting for the bank and its holding company, and preparing financial reports. Mr. Zimmerman worked on the holding company’s initial public offering with a focus on the financial statements and analysis. Mr. Zimmerman is a certified public accountant and received a Bachelor of Business Administration degree and a Master’s degree in Professional Accounting from the University of Texas at Austin. The Board believes that Mr. Zimmerman’s experience with initial public offerings, financial reporting and regulatory reporting will add great value to the board slate.

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

The role of the audit committee is to:

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

Our audit committee consist of Mr. Castel Hibbert, Mr. Christian Zimmerman, Mr. David Keene, with Mr. Zimmerman serving as chair. Our Board has affirmatively determined that each meets the definition of “independent director” under the rules of NYSE American, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of NYSE American’s rules. Our Board has adopted a written charter for the audit committee.

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

Our compensation committee consist of Dr. Elise Brownell, Ms. Melissa Sims and Mr. Castel Hibbert with Dr. Brownell serving as chair. Our Board has adopted a written charter for the compensation committee.

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

Our nominating and corporate governance committee consist of Ms. Melissa Sims, Mr. David Keene and Dr. Brownell with Ms. Sims serving as chair. Our Board has adopted a written charter for the nominating and corporate governance committee.

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

ITEM 11 - EXECUTIVE COMPENSATION

Compensation paid to our executive officers or directors during the past two fiscal years.

Name and principal position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Frank D. Heuszel, Chief Executive Officer	2023	$-	$-	-	-	-	-	$-	$-
	2024	$43,706	$-	$11,100	-	-	-	$-	$54,806
Mark Suseck, Chief Operating Officer	2023	$-	$-	-	-	-	-	$-	$-
	2024	$126,689	$-	$32,000	-	-	-	$-	$158,689
Todd D. Macko, Chief Financial Officer	2023	$-	$-	-	-	-	-	$-	$-
	2024	$-	$-	$555	-	-	-	$-	$555

(1)	Represents the total grant date fair value of stock options awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10

Employment Agreements

On October 3, 2024, the Company and Mr. Frank D. Heuszel, the Company’s Chief Executive Officer, Chairman, and President (the “Executive”) entered into an Executive Employment Agreement (the “Executive Employment Agreement”). Under the Executive Employment Agreement, the Executive will be employed in his current capacity as the Company’s Chief Executive Officer. The Executive’s employment term shall be from October 3, 2024, to October 3, 2027 (the “Employment Term”), and the Executive shall receive an annual base salary (the “Base Salary”) of $200,000 for the first year of the Employment Term, $250,000 for the second year of the Employment Term, and $250,000 for the third year of the Employment Term. In addition to the Executive’s Base Salary, he will be awarded a mandatory bonus (the “Mandatory Bonus”) as follows: (i) $150,000 for the first year of the Employment Term; (ii) $100,000 for the second year of the Employment Term; and (iii) $100,000 for the third year of the Employment Term. The Executive must remain continuously employed by the Company pursuant to the Executive Employment Agreement through the anniversary of each award date for the Mandatory Bonus to be fully earned by the Executive. In addition to the Executive’s Base Salary, the Executive shall be eligible to be awarded discretionary bonuses that may be authorized and declared by the board of director’s to the Executive and/or to the senior management executives from time to time, at the Board’s sole discretion. The Executive will also be granted an option to purchase Shares of the Company pursuant to the Impact Biomedical 2023 Employee, Director and Consultant Equity Incentive Plan in the amount of 300,000 shares at a purchase price of $3.00 per share.

On November 11, 2024, the Company and Mr. Mark Suseck entered into an Employment Agreement (the “Employment Agreement”) with a term that runs through September 16, 2027 during which Mr. Suseck will act as the Company’s Chief Operating Officer. Mr. Suseck will receive an annual base salary of $250,000 retroactive to April 1, 2024. Mr. Suseck is also entitled to a discretionary bonus to be awarded in either cash or Company common stock. Mr. Suseck will also be granted an option to purchase shares of the Company pursuant to the Impact Biomedical 2023 Employee, Director and Consultant Equity Incentive Plan in the amount of 400,000 at a purchase price of $3.00 per share.

Director Compensation

The Company has not paid any compensation to any directors during 2023. The table below represents compensation for 2024:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Total
Current Directors
Jason Grady	$-	$925	$-	$925
Elise Brownell	$1,250	$925	$-	$2,175
Melissa Sims	$1,250	$925	$-	$2,175
David Keene	$1,250	$925	$-	$2,175
Christian Zimmerman	$1,250	$925	$-	$2,175
Castel Hibbert	$1,250	$925	$-	$2,175

(1)	Represents the total grant date fair value of stock options awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the Company’s named executive officers or directors as of December 31, 2023.

2023 Equity Incentive Plan

Our Board has adopted the 2023 Equity Incentive Plan, or 2023 Plan. For the year ended December 31, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. The Company record stock based compensation expense of approximately $19,000 for the year ended December 31, 2024 and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations. There were no stock-based payments made during the twelve months ended December 31, 2023.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of December 31, 2024 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of December 31, 2024, pursuant to the exercise of options or warrants and convertible debt are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group. Percentage of ownership of common stock is based on 11,503,955 shares of common stock outstanding on February 14, 2025. Percentage of ownership of Series A Convertible Preferred Stock is based on 60,496,041 shares of issued and outstanding preferred stock as of February 14, 2025

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock and Series A Convertible Preferred Stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address of all listed stockholders is c/o Impact BioMedical Inc., 1400 Broadfield Blvd., Suite 130, Houston, Texas TX 77084.

Beneficial Ownership of Common Stock

		Percentage of
	Number of Shares	Outstanding Share
Name	Beneficially Owned	Beneficially Owned
Frank D. Heuszel	95,475	*
Mark Suseck	-	*
Todd D. Macko	122	*
Jason Grady	182	*
Elise Brownell	-	*
Melissa Sims	-	*
David Keene	-	*
Christian Zimmerman	-	*
Castel Hibbert	-	*
All officers and directors as a group (9 persons)	95,779	0.8%

5% Shareholders
DSS, Inc. (1)	1,178,882	10.2%
Alset International limited	1,553,904	13.5%
Alset, Inc.	2,560,976	22.3%

*	Less than 1%
(1)	DSS indirectly owns the shares through DSS BioHealth Security, Inc., its wholly-owned subsidiary.

Beneficial Ownership of Series A Convertible Preferred Stock

Name of Beneficial Owner	Number of Outstanding Series A Preferred Beneficially Owned	Percentage of Outstanding Series A Preferred Beneficially Owned
DSS, Inc. (1)	60,496,041	100%

(1)	DSS indirectly owns the shares through DSS BioHealth Security, Inc., its wholly-owned subsidiary. As of the date of this prospectus, the holder has not converted any of the shares of Series A Convertible Preferred Stock into shares of the Company’s common stock.

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2023.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2023 Employee, Director and Consultant Equity Incentive Plan - options	-	880,000	$3.00	-

2023 Employee, Director and Consultant Equity Incentive Plan - warrants	-	75,000	$3.75	-

2023 Employee, Director and Consultant Equity Incentive Plan	-	-	-	18,037,079

Total	-	955,000	$3.06	18,037,079

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Based on Shareholders Agreement entered into on April 26, 2017, the Company would fund the scientific operations of GRDG, a company involved in research and development of biomedical products which is a minority stockholder of two of the Company’s subsidiaries and is owned by Daryl Thompson, a director of many subsidiaries of the Company, to do the development and research works on the biomedical products for the Company. On February 15, 2022, the Company and its subsidiaries, Global BioLife, Inc. (“Global”), and Impact BioLife Sciences, Inc. (“BioLife Sciences”), and GRDG entered into a Licensing Proceeds Distribution Agreement (“GRDG Agreement”), whereas GRDG would transfer its 20% equity position in both Global and BioLife Sciences to the Company in exchange for 20% interest in Global and/or BioLife Science revenue received from the exclusive or non-exclusive licensing of and/or the sale of Global Intellectual Property to a Third Party, net of specific costs. As of the date of this report, no contingent liability has been recognized under the GRDG Agreement. As of December 31, 2024 and 2023, the Company incurred approximately $25,000 and $447,000, respectively, in expenses.

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. Beginning in January 2024 and through September 2024, these costs are approximately $31,000 per month. Beginning October 2024, these costs are approximately $26,000 per month. As of December 31, 2024, the Company incurred $357,000 in related expenses. As of December 31, 2023, the Company incurred approximately 144,000 in related expenses.

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. As of December 31, 2024 and December 31, 2023 the outstanding balance, inclusive of interest was $8,878,000 (net of change in fair value of the note payable of $5,068,000) and $12,074,000, respectively. Of the $8,878,000, $35,000 is included in Current portion of note payable, related party and the remaining $7,971,000 is included in Long-term portion of note payable, related party at December 31, 2024. The $12,074,000 at December 31, 2023 is included in Current portion of note payable, related party.

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

Parent of the Company

DSS BioHealth Securities, Inc., a wholly-owned subsidiary of DSS, Inc. owns approximately 86% of the voting shares of the Company which includes 60,496,041 shares of the Company’s Series A Convertible Preferred Stock, which is 100% of the Company’s issued and outstanding Series A Convertible Preferred Stock,

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our independent public accounting firm, Grassi & Co. CPAs, P.C., Jericho, NY (“Grassi & Co.”), for audit and review services for the fiscal year ended December 31, 2023 were approximately $210,000. The aggregate fees billed for professional services rendered by Grassi & Co for audit and review services for the fiscal year ended December 31, 2024 was approximately $60,000.

The anticipated fees associated with the audit of the year ended December 31, 2025, is expected to range between $40,000 and $85,000.

Tax Fees

Impact BioMedical for the years ended December 31, 2024 and 2023 is included in the consolidated tax return of DSS, Inc. and does not file separate federal or state tax returns. Impact BioMedical engaged Greendyke Jencik & Associates CPAs, PLLC to render an annual tax provisions. The aggregate fees for 2024 and 2023 were approximately $2,000 and $2,000.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, Grassi & Co. CPAs, P.C., associated with the Company’s S-1 filings approximating $87,000 for the years ended December 31, 2023.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed for year ended December 31, 2024 and nine-months ended September 30, 2025, by our principal accountant, Grassi & Co. CPAs, P.C. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Grassi & Co. CPAs, P.C.

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

Impact BioMedical, Inc.

March 28, 2025	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

March 28, 2025	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2025	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer (Principal Executive Officer)

March 28, 2025	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

March 28, 2025	By:	/s/ Mark Suseck
Chief Operating Officer

March 28, 2025	By:	/s/ Jason Grady
Jason Grady Director

March 28, 2025	By:	/s/ Elise Brownell
Elise Brownell Director

March 28, 2025	By:	/s/ Melissa Sims
Melissa Sims Director

March 28, 2025	By:	/s/ Castel Hibbert
Castel Hibbert
Director

March 28, 2025	By:	/s/ Christian Zimmerman
Christian Zimmerman Director

March 28, 2025	By:	/s/ David Keene
David Keene
Director

