Form 10-Q
period 2025-06-30
IMPACT BIOMEDICAL INC.
filed 2025-08-14
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025 there were 12,185,412 shares of the registrant’s common stock, $0.001 par value, outstanding.

IMPACT BIOMEDICAL, INC.

FORM 10-Q

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$624,000	$1,999,000
Inventory	486,000	-
Current portion of notes receivable	200,000	184,000
Prepaid expenses and other current assets	171,000	265,000
Total current assets	1,481,000	2,448,000

Property, plant and equipment, net	14,000	17,000
Notes receivable	-	17,000
Other intangible assets, net	17,565,000	17,808,000
Total assets	$19,060,000	$20,290,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT EQUITY

Current liabilities:
Accounts payable	$554,000	$713,000
Accrued expenses and deferred revenue	266,000	194,000
Note payable, related party	22,352,000	8,878,000
Total current liabilities	23,172,000	9,785,000

Deferred tax liability, net	3,268,000	3,268,000
Total liabilities	26,440,000	13,053,000

Commitments and contingencies (Note 12)

Stockholders’ (deficit) equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, 60,496,041 shares issued and outstanding (60,496,041 on December 31, 2024); Liquidation value $0.001 per share, 60,496,041 aggregate. (60,496,041 on December 31, 2024).	60,000	60,000
Common stock, $.001 par value; 4,000,000,000 shares authorized, 12,185,412 shares issued and outstanding (10,000,000 on December 31, 2024)	12,000	11,000
Additional paid-in capital	42,870,000	41,857,000
Accumulated deficit	(53,283,000)	(37,669,000)
Total stockholders’ (deficit) equity of the Company	(10,341,000)	4,259,000
Non-controlling interest in subsidiaries	2,961,000	2,978,000
Total stockholders’ (deficit) equity	(7,380,000)	7,237,000

Total liabilities and stockholders’ (deficit) equity	$19,060,000	$20,290,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Biotech retail sales	$7,000	$-	$7,000	$-
Total revenue	7,000	-	7,000	-

Costs and expenses:
Cost of revenue	11,000	-	11,000	-
Sales, general and administrative compensation (inclusive of stock-based compensation)	246,000	145,000	495,000	292,000
Sales and marketing	1,000	18,000	20,000	26,000
Professional Fees	411,000	46,000	634,000	191,000
Research and development	75,000	121,000	178,000	304,000
Depreciation and Amortization	288,000	279,000	571,000	559,000
Rent and utilities	18,000	5,000	37,000	9,000
Other operating expenses	110,000	12,000	226,000	15,000
Total costs and expenses	1,160,000	626,000	2,172,000	1,396,000
Operating loss	(1,153,000)	(626,000)	(2,165,000)	(1,396,000)

Other income (expense):
Interest income	3,000	3,000	7,000	7,000
Change in fair value of note payable, related party	(12,942,000)	-	(12,942,000)	-
Interest expense	(260,000)	(261,000)	(531,000)	(491,000)
Loss from operations before income taxes	(14,352,000)	(884,000)	(15,631,000)	(1,880,000)

Income tax benefit (expense)	-	-	-	-
Net loss	$(14,352,000)	$(884,000)	$(15,631,000)	$(1,880,000)

Income (loss) from operations attributed to non-controlling interest	6,000	(5,000)	17,000	31,000

Net loss attributable to common stockholders	$(14,346,000)	$(889,000)	$(15,614,000)	$(1,849,000)

Loss per common share:
Basic	$(1.18)	$(0.09)	$(1.29)	$(0.18)
Diluted	$(1.18)	$(0.09)	$(1.29)	$(0.18)

Shares used in computing loss per common share:
Basic	12,185,412	9,996,703	12,124,146	9,996,705
Diluted	12,185,412	9,996,703	12,124,416	9,996,705

See accompanying notes to the consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Impact	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2023	10,000,000	$10,000	60,496,041	$60,000	$38,113,000	$(12,961,000)	$25,222,000	3,040,000	$28,262,000
							-
Net loss	-	-	-	-	-	(1,849,000)	(1,849,000)	(31,000)	(1,880,000)
Balance, June 30, 2024	10,000,000	$10,000	60,496,041	$60,000	$38,113,000	$(14,810,000)	$23,373,000	$3,009,000	$26,382,000

Balance, December 31, 2024	11,503,955	$11,000	60,496,041	$60,000	$41,857,000	$(37,669,000)	$4,259,000	$2,978,000	$7,237,000

Acquisition of DSS PureAir, Inc. assets	545,024	1,000	-	-	819,000	-	820,000		820,000
Stock based compensation	-	-	-	-	4,000	-	4,000	-	4,000
Stock based payments for professional services rendered	136,433	-	-	-	190,000	-	190,000	-	190,000
Net loss	-	-	-	-	-	(15,614,000)	(15,614,000)	(17,000)	(15,631,000)
Balance, June 30, 2025	12,185,412	$12,000	60,496,041	$60,000	$42,870,000	$(53,283,000)	$(10,341,000)	$2,961,000	$(7,380,000)

See accompanying notes to the consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2025	2024
Cash flows from operating activities:
Loss from operations	$(15,631,000)	$(1,880,000)
Adjustments to reconcile loss from operations to net cash used by operating activities:
Depreciation and amortization	571,000	559,000
Stock based compensation	4,000	-
Issuance of shares for professional services rendered	190,000	-
Accrued interest on notes payable	531,000	511,000
Change in fair value of note payable, related party	12,942,000	-
Decrease (increase) in assets:
Accounts receivable	4,000	-
Inventory	3,000	-
Prepaid expenses and other current assets	98,000	(42,000)
Increase (decrease) in liabilities:
Accounts payable	(159,000)	154,000
Accrued expenses	71,000	(169,000)
Net cash used by operating activities	(1,376,000)	(867,000)

Cash flows from investing activities:
Payments received on notes receivable	1,000	1,000
Net cash provided by investing activities	1,000	1,000

Cash flows from financing activities:
Borrowings on note payable, related party	-	867,000
Net cash provided by financing activities	-	867,000

Net increase (decrease) in cash	(1,375,000)	1,000
Cash and cash equivalents at beginning of period	1,999,000	1,000
Cash and cash equivalents at end of period	$624,000	$2,000

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of June 30, 2025	Attributable interest as of December 31, 2024

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%

As of June 30, 2025, and December 31, 2024, the aggregate noncontrolling interest was equity of $2,961,000 and $2,978,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Reclassifications

Costs in the amount of $121,000 associated with research and development have been reclassed from Professional fees to Research and development expenses for the three months ended June 30, 2024 and $254,000 for the six months ended June 30, 2024 on the accompanying Condensed Consolidated statements of operations to conform with current period presentation. Also, Accrued interest on notes receivable, related party for the six months ended June 30, 2024 were reclassed from Borrowings on notes receivable, related party on the accompanying Statement of cash flows to conform with current period presentation

Loss per Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed like basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Dilutive financial instruments issued or outstanding for the six months ended June 30, 2025, and the year ended December 31, 2024 include 60,496,041 shares of Series A Convertible Preferred Shares which are not eligible for conversion until April 10, 2027, 880,000 options priced at $3.00 per share expiring on October 31, 2031.

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

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

Inventories consist of filtration systems, which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. No allowance for obsolescence was deemed necessary as of June 30, 2025, and December 31, 2024.

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

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized for the six months ended June 30, 2025, and 2024 (Note 7).

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied at a specific point and time.

The Company recognizes its revenue on the sale of its Celios technology based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product. Sales and other taxes billed and collected from customers are excluded from revenue.

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Share-Based Payments

Compensation cost for stock awards are measured at fair value and the Company recognizes compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company record stock based compensation expense of approximately $4,000 and $0 for the six months ended June 30, 2025 and 2024, respectively and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $178,000 and $304,000 for the six months ended June 30, 2025, and 2024, respectively.

Provision for Credit Losses

The Company adopted amended accounting guidance ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. As of June 30, 2025 and December 31, 2024 the Company has deemed that no reserve on credit losses were necessary.

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2025, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted the enhanced segment disclosures for the year ended December 31, 2024. The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Chief Executive Officer and Chief Operating Officer have joint responsibilities as the CODM and review and assess the performance of the Company as a whole.

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Inventory

Inventory consisted of the following as of:

	June 30, 2025	December 31, 2024
Finished Goods	$486,000	$-
Less allowance for obsolescence	-	-
	$486,000	$-

Note 4. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of June 30, 2025, and December 31, 2024 was approximately $200,000 and $201,000, respectively. As of June 30, 2025, approximately $200,000 is classified in Current notes receivable. As of December 31, 2024, $184,000 is classified in Current notes receivable and the remaining $17,000 is classified as Notes receivable on the accompanying consolidated balance sheet.

Note 5 Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following as of:

	Estimated	June 30,	December 31,
	Useful Life	2025	2024
Machinery and equipment	5-10 years	$30,000	$30,000
Less accumulated depreciation		16,000	13,000
Property, plant and equipment, net		$14,000	$17,000

Depreciation expense for the six months ended June 30, 2025 and 2024 was approximately $3,000 and $3,000, respectively.

Note 6. Goodwill

Goodwill balances and activity consisted of the following:

Balance at December 31, 2023	$25,093,000
Goodwill adjustment	(25,093,000)
Balance at December 31, 2024	$-

As of December 31, 2024, management performed annual goodwill impairment testing. A quantitative analysis was prepared utilizing the Market Approach and Income Approach valuing the Company and an impairment of goodwill was identified as result of these tests. As of December 31, 2024, the Company fully impaired its goodwill.

Note 7. Intangible Assets

The definite-lived intangible assets, to be amortized between 1 and 20 years, balances, and activity for the six months ended June 30, 2025 and year ended December 31, 2024 consisted of the following:

		June 30, 2025			December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$5,092,000	17,168,000	$22,260,000	$4,452,000	17,808,000
Acquired assets	1 -17 years	$409,000	$12,000	397,000	$-	$-	-
		$22,669,000	$5,104,000	$17,565,000	$22,260,000	$4,452,000	$17,808,000

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

Amortization expense for the six months ended June 30, 2025 and 2024 was approximately $568,000 and $556,000, respectively.

The following table represents future amortization of developed technologies for the years ending December 31:

2025	$574,000
2026	$1,321,000
2027	$1,282,000
2028	$1,282,000
2029	$1,282,000
Thereafter	$11,824,000

Note 8. Note payable, related party

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. This Note is secured by the assets of the Company. As of June 30, 2025, the outstanding balance, inclusive of interest was $22,352,000 (net of change in fair value of the Note of $12,942,000). The $22,352,000 is recorded in Note payable, related party at June 30, 2025. As of December 31, 2024 the outstanding balance, inclusive of interest was $8,878,000 (net of change in fair value of the Note of $5,068,000). The $8,878,000 is recorded in Note payable, related party at December 31, 2024.

The Company accounts for this Note as a liability under ASC 480, Distinguishing Liabilities form Equity (“ASC 480”). In accordance with ASC 825-10, the carrying value of the Note will be recorded at fair value and will be remeasured at each reporting period with the changes in fair value recognized in earnings.

We considered various valuation methodologies in our analysis of the embedded derivative. Valuation methodologies can generally be aggregated into the following three approaches: the Market Approach, the Income Approach, and the Cost Approach. Based on our analysis of the facts and circumstances, in estimating the fair value of the Note payable, related party, we utilized a discounted cash flow method (income approach), in the form of a Monte Carlo simulation of the Company’s stock price and volume weighted average price (“VWAP”) throughout 36-month period from the Effective Date relative to its closing stock price and VWAP.The simulated analysis estimates the expected note cash flow from the date the first payment is due and until the equity conversion rights expire under the terms of the Note payable, related party based on the following steps:

1)	Developed the Note Payable repayment schedule
2)	Developed the following inputs underlying the simulation analysis

i)	Stock price

3)	Ran a simulation with 25,000 trials for purposes of capturing the key inputs discussed above (i.e., forecasting the stock price and VWAP).
4)	Captured the results of the simulation and concluded based on the simulation results

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Significant Assumptions Utilized in our Analysis

1.	The Note Payable provides that an event of default would include a change in ownership of fifty-five percent (55%) or more of the common stock or other voting equity interests of the Company. Therefore, by virtue of the Company executing the transaction there will be an event of default.
2.	The terms negotiated between the Company and the Lender in connection with the Transaction are consistent with those of a market participant:

a.	The Lender would agree to accept the Company’s common stock in exchange for the full amount owing under the Note as of the projected merger date, September 1, 2025.
b.	The Lender and Company would agree that the outstanding loan balance as of September 1, 2025, will be$13,176,477 of principal and $1,813,399 of interest ($14,989,876 total).
c.	The Note Payable does not provide specific equity conversion rights in the event of a change of control. As such, the Company and the Lender would agree the 10-day VWAP is $0.46931688, or the 10-day VWAP immediately prior to June 20, 2025 (being June 18, 2025, through June 5, 2025).
d.	Given the projected Note Payable balance of $14,989,876 and a 10-day VWAP of $0.46931688, the Lender would agree to accept 31,939,778 shares in the Company for settlement of the Note Payable on September 1, 2025.

3.	If the payment is in shares, the discount rate is equal to the risk-free rate and, if paid in cash, the discount rate equals the cost of debt capital. However, given the Transaction triggers an Event of Default, it was assumed based on the above discussion that the settlement of the Note Payable will be in shares.

Note 9. Financial Instruments

Cash, Note payable, related party

The following tables show the Company’s cash, cash equivalents, restricted cash, and note payable, related party by significant investment category as of:

	June 30, 2025
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Note Payable, Related Party
Cash	$624,000	$-	$624,000	$624,000	$-
Level 2
Note payable, related party	14,477,000	7,875,000	22,352,000	-	22,352,000
Total	$15,101,000	$7,875,000	$22,976,000	$624,000	$22,352,000

	December 31, 2024
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Note Payable, Related Party
Level 1
Cash	$1,999,000	$-	$1,999,000	$1,999,000	$-
Level 2
Note payable, related party	13,946,000	(5,068,000)	8,878,000	-	8,878,000
Total	$15,945,000	$(5,068,000)	$10,877,000	$1,999,000	$8,878,000

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Stockholders’ Equity

On September 16, 2024, Impact Biomedical Inc., entered into an underwriting agreement (the “Underwriting Agreement”) with Revere Securities, LLC., as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment initial public offering (the “Offering”) an aggregate of 1,500,000 of the Company’s shares of common stock, par value $0.001 per share at a public offering price of $3.00 per share. On September 17, 2024, the Company closed the Offering. The total net proceeds to the Company from the Offering, after deducting discounts, expenses allowance and expenses, was approximately $3,726,000. A final prospectus relating to this Offering was filed with the Commission on September 16, 2024. The shares of Common Stock were approved to list on the NYSE American under the symbol “IBO” and began trading there on September 16, 2024. The Company also issued warrants to the Representative and its affiliates (the “Representative’s Warrants”) warrants to purchase the number of shares of Common Stock in the aggregate equal to 5% of the Common Stock to be issued and sold in this offering (including any Shares of Common Stock sold upon exercise of the over-allotment option, if applicable). The Representative’s Warrants are exercisable for a price per share equal to 125% of the public offering price. The warrants are exercisable at any time, in whole or in part, commencing nine (9) months from the date of commencement of sales of the offering and ending on the third anniversary thereof. As of June 30, 2025, the Representative had not exercised any of these warrants.

The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. The Company record stock based compensation expense of approximately $4,000 and $19,000 for the six month and year ended June 30, 2025 and December 31, 2024, respectively, and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations.

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

On June 23, 2025, the Company issued 100,000 shares of the Company’s common stock as payment of legal fees incurred associated with the Company’s merger and share exchange agreement with Dr. Ashleys Limited.

Note 11. Related Party Transactions

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. Beginning in January 2024, these costs are approximately $31,000 per month. For the six months ended June 30, 2024, the Company incurred approximately $187,000 in related expenses. Beginning October 2024, these costs are approximately $26,000 per month. For the six months ended June 30, 2025, the Company incurred approximately $77,000 in related expenses.

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note payable, related party

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. This Note is secured by the assets of the Company. As of June 30, 2025, the outstanding balance, inclusive of interest was $22,352,000 (net of change in fair value of the Note of $12,942,000). The $22,352,000 is recorded in Note payable, related party at June 30, 2025. As of December 31, 2024 the outstanding balance, inclusive of interest was $8,878,000 (net of change in fair value of the Note of $5,068,000). The $8,878,000 is recorded in Note payable, related party at December 31, 2024.

Note 12. Commitments and Contingencies

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the six months ended June 30, 2025 and 2024, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of June 30, 2025 and December 31, 2024, a liability of $0 has been recorded in relation to the Equivir License.

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

Note 14. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows of noncash investing and financing activities for the six months ended June 30, 2025 and 2024:

	2025	2024
Shares issued in lieu of cash as payment for legal services	$190,000	-
Shares issued for acquisition of DSS PureAir assets	$820,000	-

Note 15. Subsequent Events

The Company has evaluated all subsequent events and transactions through August 14, 2025, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

Impact BioMedical Inc. (“Impact”), Dr Ashleys Limited, a Cayman Islands exempted company limited by shares (“PubCo”), Dr Ashleys Nevada Sub, Inc., a Nevada corporation and wholly-owned subsidiary of PubCo (“Merger Sub”), Dr Ashleys Bio Labs Limited, a Cayman Islands exempted company limited by shares (“Dr Ashleys Cayman”), and Kanans Visvanats (a.k.a. Kannan Vishwanatth), a Latvian national, solely in his capacity as the sole shareholder of Dr Ashleys (“Dr Ashleys Shareholder”) entered into a Merger and Share Exchange Agreement (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub shall be merged with and into Impact with Impact being the surviving entity (the “Merger”), and (ii) simultaneous with or immediately following the Merger, PubCo shall acquire all of the issued and outstanding ordinary shares of Dr Ashleys Cayman from the Dr Ashleys Shareholder (the “Share Exchange”). This deal is anticipated to close during the fourth quarter of 2025.

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

Costs and expenses

	Three months ended June 30, 2025	Three months ended June 30, 2024	% Change	Six months ended June 30, 2025	Six months ended June 30,2024	% Change

Cost of revenue	$11,000	-	N/A	$11,000	-	N/A
Sales, general and administrative compensation	244,000	$145,000	68%	491,000	$292,000	68%
Stock-based compensation	2,000	-	N/A	4,000	-	N/A
Sales and marketing	1,000	18,000	-94%	20,000	26,000	-23%
Professional Fees	411,000	46,000	793%	634,000	191,000	232%
Research and development	75,000	121,000	-38%	178,000	304,000	-41%
Depreciation and Amortization	288,000	279,000	3%	571,000	559,000	2%
Rent and utilities	18,000	5,000	260%	37,000	9,000	311%
Other operating expenses	110,000	12,000	817%	226,000	15,000	1380%

Total costs and expenses	$1,160,000	$626,000	85%	$2,172,000	$1,396,000	56%

Costs of revenue includes all direct costs of the Company’s retail sales of its Celios air purification technology. It including online and third party distributor sales and consists of materials, third party warehousing, and transportation costs. This asset was acquired during the first quarter of 2025 and the Company did not incur any related costs in 2024.

Selling, general and administrative compensation costs increased 68% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024 due to additional headcount year over year as well as bonus accruals for certain Company personnel.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards. These types of awards were not used prior to the Company’s IPO in September 2024.

Sales and marketing costs, which includes internet and trade publication advertising, press releases, travel and entertainment costs. These decreased 94% and 23% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The decrease in cost for the three and six months ended June 30, 2024 is due to efforts to reduce cost.

Professional fees increased 793% and 148% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. These cost consist primarily of consulting and legal services associated with developing and implementing Impact BioMedical’s business plan. These costs increased in 2025 as the Company began to enact its business plan post IPO as well as due diligence in connection with potential mergers and/or acquisitions.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns, research on new technologies as well as cost to patent newly developed technologies and other related fees for the development of new technologies. Research and development decreased 38% and 41% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024 due primarily to efforts put toward several of its patents during 2024 that have not continued into 2025.

Depreciation and amortization expense increased 3% and 2% for the three and six months ended June 30, 2025 as compared to June 30, 2024 and represents the amortization of the associated with the developed technology and patents acquired as part of the acquisition of Impact BioMedical by DSS as well as the amortization of the Celios patents acquired during the first quarter of 2025.

Rent and utilities represents cost associated with office space located at 1400 Broadfield Blvd, Suite 100 Houston TX which the Company began subletting from DSS during the first quarter of 2024. The increase for the three and six months ended June 30, 2025 as compared to June 30, 2024 of 260% and 311% respectively, is due to additional space being leased.

Other operating expenses consist primarily of office supplies, IT support, travel and insurance costs. These costs increased 817% and 1,380% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024 due primarily to increases in directors and officers insurance obtain post IPO.

Other Income (Expense)

	Three months ended June 30, 2025	Three months ended June 30, 2024	% Change	Six months ended June 30, 2025	Six months ended June 30,2024	% Change

Interest income	$3,000	$3,000	0%	$7,000	$7,000	0%
Change in fair value of note payable, related party	(12,942,000)	-	N/A	(12,942,000)	-	N/A
Interest expense	(260,000)	(261,000)	0%	(531,000)	(491,000)	8%

Total other income	$(13,199,000)	$(258,000)	-5016%	$(13,466,000)	$(484,000)	-2682%

Interest income is recognized on the Company’s notes receivable. Interest income was flat for three and six months ended June 30, 2025 as compared to June 30, 2024 as the outstanding principal balance remained flat.

Change in fair value of note payable, related party is related to the promissory note with DSS (“DSS Note”). During the fiscal year ended 2024, the Company amended the terms of its outstanding principal balance of the DSS Note. Previously, the Note required repayment solely in cash; however, pursuant to the second amendment executed which went into effect on September 16, 2024, the Company now has the option to settle the Note in either cash or shares of the Company’s common stock, subject to certain conditions. In accordance with ASC 480, Distinguishing Liabilities and Equity, and ASC 825, Financial Instruments, the Company remeasured the fair value of the DSS Note as of the modification date and again as of June 30, 2025. As a result, the Company recognized a fair value adjustment of $12,942,000 for the three and six months ended June 30, 2025.

Interest expense is recognized on the Company’s debt to DSS. Interest expense increased 0% and 8% for the three and six months ended June 30, 2025 as compared to June 30, 2024, due to the increased outstanding balance of debt due.

Net loss

	Three months ended June 30, 2025	Three months ended June 29, 2024	% Change	Six months ended June 30, 2025	Six months ended June 30, 2024	% Change

Net loss	$(14,352,000)	$(884,000)	1524%	$(15,631,000)	$(1,880,000)	731%

For the three and six months ended June 30, 2025 and 2024, the Company recorded increases in net loss of 1,524% and 723%. The increase in net loss is attributable to the Company’s cost associated with additional head count, the purchase of directors’ and officers’ insurance post IPO, the increase in professional fees associated with the execution of the Company’s business plan, as well as the fair value adjustment to the Company’s debt with DSS.

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

Cash Flow from Continuing Operating Activities

Net cash used by operating activities was $1,376,000 for the six months ended June 30, 2025 as compared to cash used by operating activities of $1,378,000 for the six months ended June 30, 2024. This fluctuation is driven by more payments of the Company’s accounts payable by approximately $313,000, as well as increase in net loss after reconciling items of approximately $583,000

Cash Flow from Investing Activities

Net cash provided by investing activities was $1,000 and $1,000 for the six months ended June 30, 2025 and June 30, 2024, respectively. This activity is due to payments received on notes receivable during 2025 and 2024.

Cash Flow from Financing Activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2025. During the six months ended June 30, 2024, net cash provided by financing activities was driven by borrowings from DSS of $1,378,000.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2024, describe the significant accounting policies and methods used in the preparation of the financial statements. There are no additional material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2025, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 which remained as of June 30, 2025, our principal executive officer and principal financial officer concluded that as of, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2025, as the Company began implementation of the remediation steps described in our annual report dated December 31, 2024, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IMPACT BIOMEDICAL, INC.

August 14, 2025	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

