Form 10-K
period 2025-12-31
IMPACT BIOMEDICAL INC.
filed 2026-03-11
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-42212

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2025 was $7,599,000.

As of March 6, 2026, there were 107,821,231 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

Sweet Sense, Inc. We own approximately 95.5% of the issued and outstanding common stock of Sweet Sense.

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

Laetose has a unique composition patent allowed in the United States and other countries worldwide.

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

2025 RECAP

Impact BioMedical (IBO) continued to develop strong potential through expanding a robust intellectual property(IP) portfolio, partnerships for development, registration, and commercialization, and positioning the company for near-term revenue generation.. The company’s technologies address critical health challenges, with significant market potential in both developed and emerging markets.

IBO is built on a foundation of cutting-edge technologies, strong IP, and partnerships to improve human health and wellness. Progress advanced considerably in 2025.

Intellectual Property:

Technology and patent platforms were expanded in 2025, resulting in sixty (60) issued and over sixty (60) pending patents at the end of 2025. Accomplishments include:

●	Allowance of our Laetose patent in Europe, representing a novel combination of one or more sugars and myo-inositol, with the potential to inhibit the inflammatory and metabolic response of sugar alone. This could be utilized as a diet supplement or biopharmaceutical, and discussions with potential partners to advance commercialization efforts continue. This expands the worldwide potential following the first U.S. allowance in 2024.

●	Expansion of the 3F patent estate with a U.S. allowance for infectious disease The technology is designed to act as an antibacterial or antiviral agent, with potential applications for killing microbes as a disinfectant or as a treatment for infectious diseases (e.g., E. coli, MRSA, influenza, rhinovirus, and M. tuberculosis). 3F also received an allowance in Europe for application as a natural insect repellent. Applications range from standalone repellents to integrations in shampoos and detergents.

Commercialization/Revenue Generation:

The Equivir platform, licensed to ProPhase Labs continued planning for potential commercialization, contingent on meeting targeted marketing claims, and securing a distribution partner or network.

The company announced the acquisition of Celios Air Purification technology company, to enhance its ability to combat pathogens. This technology is a patented, three-stage mechanical filtration system that provides virtual cleanroom-quality air by capturing up to 99.99% of ultrafine particles down to 10 nanometers in size, significantly exceeding traditional HEPA standards, without producing harmful byproducts like ozone or other chemical off gassing. This acquisition aligns with Impact Biomedical’s focused roll-up strategy, to expand its portfolio with cutting-edge solutions with potential for immediate revenue while reinforcing its commitment to human health and wellness.

Financial:

Impact BioMedical Inc. announced a definitive merger agreement to be acquired by Dr. Ashleys Limited in a reverse merger. This strategic move combines Dr. Ashleys’ global pharmaceutical manufacturing with Impact BioMedical’s patent portfolio, creating a new, stronger entity traded on the NYSE American to accelerate revenue generation and continued new product and technology development.

Impact BioMedical Inc. entered a debt conversion agreement with DSS, Inc. (DSS) to settle approximately $15 million in outstanding principal and interest debt related to a 2023 promissory note payable to DSS, Inc. by issuing 31,939,778 shares of common stock to DSS. This transaction strengthens Impact’s balance sheet, increases equity, removes all non-trade debt obligations, and is part of a strategic merger/equity alignment, that will facilitate the merger of Impact and Dr. Ashleys into a new public entity.

In summary, 2025 delivered an improved financial position, new and improved technology and patent platforms, and strategic merger plans to drive anticipated near-term revenue generation.

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

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

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

Patent positions for emerging companies like us are uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will be issued as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

We currently have rights or ownership to sixty-nine (69) issued patents and more than sixty (60) pending patents in countries worldwide. These include composition, method, and design patents.

Trademarks:

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

Employees

The Company currently has two full-time employee and six shared employees with DSS as of December 31, 2025.

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

If we fail to comply with the continued listing standards of the NYSE American LLC Exchange, it may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the NYSE American LLC Exchange (“NYSE American”), and the continued listing of our common stock on the NYSE American is subject to our compliance with a number of listing standards.

If our common stock were no longer listed on the NYSE American, investors might only be able to trade our shares on the OTC Bulletin Board ® or in the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

If we are delisted from the NYSE American, your ability to sell your shares of our common stock may be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted from the NYSE American, it could come within the definition of a “penny stock” as defined in the Exchange Act and could be covered by Rule 15g-9 of the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

If our common stock is not listed on a national securities exchange, compliance with applicable state securities laws may be required for certain offers, transfers and sales of the shares of our common stock.

Because our common stock is listed on the NYSE American, we are not required to register or qualify in any state the offer, transfer or sale of the common stock. If our common stock is delisted from the NYSE American and is not eligible to be listed on another national securities exchange, sales of stock pursuant to the exercise of warrants and transfers of the shares of our common stock sold by us in private placements to U.S. holders may not be exempt from state securities laws. In such event, it will be the responsibility of us in the case of warrant exercises or the holder of privately placed shares to register or qualify the shares for any offer, transfer or sale in the United States or to determine that any such offer, transfer or sale is exempt under applicable state securities laws.

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

ITEM 2 - PROPERTIES

Office space is provided to us by DSS. The office space is 1,997 square feet. The lease term is from October 1, 2022 to September 30, 2026. The fee for this space was approximately $5,500 per month through September 2024, increased to approximately $7,000 per month in October 2024 and increased to approximately $8,000 in January 2025.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company accrues for potential litigation losses when a loss is probable and estimable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American LLC (“NYSE”).

Holders of Record

As of March 6, 2026, we had 556 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2025 or 2024. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2025, securities issued and securities available for future issuance under our 2023 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2023 Employee, Director and Consultant Equity Incentive Plan - options	-	-	$-	-

2023 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-
2023 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	18,037,079

Total	-	-	$-	18,037,079

Recent Issuances of Unregistered Securities

None.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2025.

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

Sweet Sense, Inc. We own of 95.5% of the issued and outstanding common stock of Sweet Sense.

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

Laetose has a unique composition patent allowed in the United States and other countries worldwide.

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

On March 12, 2020 Alset International Limited (“Alset”), a related party, Global BioMedical Pte Ltd., a related party, DSS, Inc (“DSS”), a related party, and DSS BioHealth Security Inc. (“DSS BioHealth”), a related party, signed Term Sheets and subsequently on April 21, 2020, these four companies entered into Share Exchange Agreement (“Share Exchange”), based on which Global BioMedical Pte Ltd., agreed to sell all of the issued and outstanding shares of the Company to DSS BioHealth in exchange for the combination of common and preferred shares of DSS. Under the terms of the Share Exchange, DSS issued 483,334 shares of the DSS Common Stock nominally valued at $6.48 per share, and 46,868 newly issued shares of the DSS Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration valued at $50 million. Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. The Company’s Chairman, Heng Fai Ambrose Chan, a related party, who is also the largest shareholder of Alset, at the time of the signing of the Share Exchange Agreement was the beneficial owner of approximately 18.3% of the outstanding shares of DSS and is the Chairman of the Board of Directors of DSS. On August 21, 2020, the transaction was concluded, and the Company became a direct wholly owned subsidiary of DSS BioHealth. In connection with the acquisition, and the related accounting determination, DSS BioHealth has elected to apply push-down accounting and reflect in its financial statements of Impact BioMedical, the fair value of its assets and liabilities. Utilizing an income approach, the Company has completed its valuations of certain developed technology and pending patents assets acquired in the transaction as well the fair value of the non-controlling interests. More specifically, a Multi-Period Excess Earnings Method (“MPEEM”) estimates the value of an intangible asset by quantifying the amount of residual (or excess) estimated cash flows generated by the asset and discounting those cash flows to the present. These have been valued at approximately $22,260,000 and $3,910,000, respectively, and are included on the Consolidated Balance Sheet on December 31, 2020. Estimated useful life of these assets is twenty years, based on the remaining terms of the related patents, with annual amortization approximating $1,113,000. The Company has also completed its valuation of goodwill and deferred tax liabilities of Impact BioMedical, and has recorded goodwill of approximately $25,093,000, driven by other intangible assets that do not qualify for separate recognition, and a deferred tax liability of approximately $5,234,000. During the Company’s annual review of goodwill, it was deemed necessary to impair it in full during the year ended December 31, 2024.

Revenue

	Year ended December 31, 2025	Year ended December 31, 2024	% Change
Revenue
Biotech retail sales	$32,000	$-	NA

Total Revenue	$-	$-	NA

Revenue - Consists of sales of the Company’s retail sales of its Celios air purification technology. It includes online and third party distributor sales. This is a new product line acquired in February of 2025 via the Company’s transaction with DSS PureAir (see Note 10).

Costs and expenses

	Year ended December 31, 2025	Year ended December 31, 2024	% Change

Cost of revenue	$424,000	$-	N/A
Sales, general and administrative compensation	860,000	699,000	23%
Stock-based compensation	13,000	19,000	-32%
Sales and marketing	24,000	633,000	-96%
Professional Fees	1,005,000	446,000	125%
Research and development	340,000	278,000	22%
Depreciation and Amortization	1,145,000	1,119,000	2%
Rent and utilities	74,000	32,000	131%
Impairment of goodwill	-	25,093,000	-100%
Impairment of fixed assets	-	263,000	-100%
Loss on disposal of fixed assets	12,000	-	N/A
Other operating expenses	417,000	171,000	144%

Total costs and expenses	$4,314,000	$28,753,000	-85%

Costs of revenue includes all direct costs of the Company’s retail sales of its Celios air purification technology. It includes online and third party distributor sales and consists of materials, and transportation costs. This asset was acquired during the first quarter of 2025 and the Company did not incur any related costs in 2024. At December 31, 2025, approximately $419,000 of Celios inventory was impaired.

Selling, general and administrative compensation costs increased 23% for the year ended December 31, 2025, as compared to the year ended December 31, 2024 due to additional headcount year over year as well as bonuses paid or accrued for certain Company personnel.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards.

Sales and marketing costs, which includes internet and trade publication advertising, press releases, travel and entertainment costs. These decreased 96% for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to Company efforts to reduce travel, marketing and entertainment costs.

Professional fees increased 125% for the year ended December 31, 2025, as compared to year ended December 31, 2024. These costs consist primarily of consulting and legal services associated with developing and implementing Impact BioMedical’s business plan, these costs increased in 2025 as the Company began to enact its business plan post IPO as well as due diligence in connection with potential mergers and/or acquisitions.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. Research and development increased 22% for the year ended December 31, 2025, as compared to year ended December 31, 2024 due to costs incurred on existing and developing patents.

Depreciation and amortization expense increased 2% for year ended December 31, 2025 compared to year ended December 31, 2024 and represents the amortization of the associated with the developed technology and patents as well as the amortization of the Celios patents acquired during the first quarter of 2025.

Rent and utilities represents cost associated with office space located at 1400 Broadfield Blvd, Suite 100 Houston TX which the Company began subletting from DSS during the first quarter of 2024. During the forth quarter of 2024, the Company increased the amount of space sublet from DSS, driving the increase year over year.

Impairment of goodwill during the 4th quarter of 2024, the Company performed qualitative and quantitative assessments of the goodwill value associated with the Company determined that as of December 31, impairment was required.

Impairment of fixed asset is the impairment of marketing assets in development that in 2024 the Company decided to forego completion.

Loss on disposal of fixed assets represents the net book value of certain assets of the Company that were disposed of during the year ended December 31, 2025.

Other operating expenses consist primarily of office supplies, IT support, sales and marketing costs, travel and insurance costs. These costs increased 144% for year ended December 31, 2025, as compared to year ended December 31, 2024, due primarily to increases in directors and officers insurance obtained post IPO as well as incurring third party warehousing cost associated with storage of the Company’s Celios technology acquired during Q1 of 2025.

Other (Expense) Income

	Year ended December 31, 2025	Year ended December 31,2024	% Change

Interest income	$13,000	$13,000	0%
Change in fair value of note payable, related party	(9,388,000)	5,068,000	-285%
Interest expense	(793,000)	(1,065,000)	-26%

Total other (expense) income	$(10,168,000)	$4,016,000	353%

Interest income is recognized on the Company’s notes receivables. Interest income remained flat for year ended December 31, 2025 as compared to the year ended December 31, 2024 as the outstanding principal balance remained flat.

Change in fair value of note payable, related party is related to the promissory note with DSS (“DSS Note”). During the fiscal year ended 2024, the Company amended the terms of its outstanding principal balance of the DSS Note. Previously, the Note required repayment solely in cash; however, pursuant to the second amendment executed which went into effect on September 16, 2024, the Company now has the option to settle the Note in either cash or shares of the Company’s common stock, subject to certain conditions. In accordance with ASC 480, Distinguishing Liabilities and Equity, and ASC 825, Financial Instruments, the Company remeasured the fair value of the DSS Note as of the modification date and again as of December 31, 2025. As a result, the Company recognized a fair value adjustment (loss) of $9,388,000 for the year ended December 31, 2025 as compared to a gain of $5,068,000 for the year ended December 31, 2024 (see Note 9).

Interest expense is recognized on the Company’s debt to DSS decreased year over year due to debt being converted to equity in October of 2025.

Net Loss

	Year ended December 31, 2025	Year ended December 31, 2024	% Change

Net loss	$(11,870,000)	$(24,770,000)	-52%

For the year ended December 31, 2025, the Company recorded net loss of $11,870,000, as compared to a net loss of $24,770,000 for the year ended December 31, 2024. Net loss for the year ended December 31, 2025 loss is attributable to the Company’s cost associated with additional head count, the incurring 12 months of directors’ and officers’ insurance post IPO, the increase in professional fees associated with the execution of the Company’s business plan, As well as the fair value adjustment (loss) on the Note payable, related party. The decrease in net loss over year is attributable to the Company’s impairment of goodwill as of December 31, 2024 offset the change in fair value (gain) of the amended Note payable, related party. Further, The company recorded a tax benefit of $2,580,000 for the tax year ending December 31, 2025. (See Note 11)

Liquidity and Capital Resources

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

Cash Flow from Operating Activities

Net cash used by operating activities was $1,890,000 for the year ended December 31, 2025 as compared to cash used by operating activities of $2,854,000 for the year ended December 31, 2024. This decrease driven by a reduction in prepaid and other current assets of approximately $391,000, as well as a reduction in cash outlay for accounts payable of approximately $906,000.

Cash Flow from Investing Activities

Net cash provided by investing activities was $3,000 for the year ended December 31, 2025 as compared to $2,000 for the year ended December 31, 2024. This activity remains flat and is associated with interest collected on a Company’s notes receivable.

Cash Flow from Financing Activities

Net cash used by financing activities for the year ended December 31, 2025 was $109,000 and represents borrowings from DSS of $184,000, offset by payments of $293,000. Financing activities for the year ended December 31, 2024 represents $1,124,000 in borrowings from DSS and $3,726,000 in proceeds from the Company’s IPO, net of issuances costs.

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

To continue as a going concern, the Company is exploring several options to raise capital including but not limited to, capital raises via its listing on the NYSE American under the ticker symbol IBO as well as debt financing. The Company’s management intends to take additional actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2025 or 2024.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2025, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. The Company believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. Projected cash flows, evaluated using a 26.3% discount rate and 3.0% terminal growth, indicated equity fair value far below the carrying amount, driven by limited historical revenues and sustained operating losses. Additional working-capital and related-party debt balance considerations further reduced equity value in the analysis. Taken together, these factors constituted triggering events and supported recording a goodwill impairment in the amount of $25,093,000 as of December 31, 2024 representing the full goodwill balance. Goodwill is $0 as of December 31, 2025.

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized as of December 31, 2025 or year ended December 31, 2024.

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

To continue as a going concern, the Company is exploring several options to raise capital including but not limited to, capital raises via its listing on the NYSE American under the ticker symbol IBO as well as debt financing. The Company’s management intends to take additional actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs.

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

Financial Statements

IMPACT BIOMEDICAL INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Impact Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impact Biomedical, Inc., and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

March 11, 2026

Impact BioMedical, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,000	$1,999,000
Accounts receivable	5,000	-
Inventory	63,000	-
Current portion of notes receivable	198,000	184,000
Prepaid expenses and other current assets	142,000	265,000
Total current assets	411,000	2,448,000

Property, plant and equipment, net	-	17,000
Notes receivable	-	17,000
Other intangible assets, net	16,994,000	17,808,000
Total assets	$17,405,000	$20,290,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$347,000	$314,000
Accrued expenses	194,000	194,000
Due to related party	621,000	399,000
Note payable, related party	-	8,878,000
Total current liabilities	1,162,000	9,785,000
Deferred tax liability, net	688,000	3,268,000
Total liabilities	1,850,000	13,053,000

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding (60,496,041 on December 31, 2024); Liquidation value $0.001 per share, zero aggregate. $60,496,041,000 on December 31, 2024).	-	60,000
Common stock, $0.001 par value; 4,000,000,000 shares authorized, 104,621,231 shares issued and outstanding (11,503,955 on December 31, 2024)	105,000	11,000
Additional paid-in capital	62,011,000	41,857,000
Accumulated deficit	(49,507,000)	(37,669,000)
Total stockholders’ equity of the Company	12,609,000	4,259,000
Non-controlling interest in subsidiaries	2,946,000	2,978,000
Total stockholders’ equity	15,555,000	7,237,000

Total liabilities and stockholders’ equity	$17,405,000	$20,290,000

See accompanying notes.

Impact BioMedical, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	For the Year Ended December 31,
	2025	2024
Revenue:
Biotech retail sales	$32,000	$-
Total revenue	32,000	-

Costs and expenses:
Cost of revenue	424,000	-
Sales, general and administrative compensation (inclusive of stock-based compensation)	873,000	718,000
Sales and marketing	24,000	633,000
Professional Fees	1,005,000	446,000
Research and development	340,000	278,000
Depreciation and Amortization	1,145,000	1,119,000
Rent and utilities	74,000	32,000
Impairment of goodwill	-	25,093,000
Impairment of fixed assets	-	263,000
Loss on disposal of fixed assets	12,000	-
Other operating expenses	417,000	171,000
Total costs and expenses	4,314,000	28,753,000
Operating loss	(4,282,000)	(28,753,000)

Other income (expense):
Interest income	13,000	13,000
Change in fair value of note payable, related party	(9,388,000)	5,068,000
Interest expense	(793,000)	(1,065,000)
Loss from operations before income taxes	(14,450,000)	(24,737,000)

Income tax benefit (expense)	2,580,000	(33,000)
Net loss	$(11,870,000)	$(24,770,000)

Loss from operations attributed to noncontrolling interest	32,000	62,000

Net loss attributable to common stockholders	$(11,838,000)	$(24,708,000)

Earnings per common share:
Basic	$(0.38)	$(2.30)
Diluted	$(0.38)	$(2.30)

Shares used in computing loss per common share:
Basic	31,550,457	10,757,147
Diluted	31,550,457	10,757,147

See accompanying notes.

Impact BioMedical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2025	2024
Cash flows from operating activities:
Loss from continuing operations	$(11,870,000)	$(24,770,000)
Adjustments to reconcile loss from operations to net cash used by operating activities:
Depreciation and amortization	1,145,000	1,119,000
Stock based compensation	13,000	19,000
Issuance of shares for professional services rendered	190,000
Accrued interest on notes payable	793,000	1,065,000
Change in deferred tax liability	(2,580,000)	33,000
Change in fair value of note payable, related party	9,388,000	(5,068,000)
Impairment of inventory	419,000
Loss on disposal of fixed assets	12,000	-
Impairment of fixed assets	-	263,000
Impairment of goodwill	-	25,093,000
Decrease (increase) in assets:
Accounts receivable	(1,000)	128,000
Inventory	7,000	-
Prepaid expenses and other current assets	126,000	(265,000)
Increase (decrease) in liabilities:
Accounts payable	470,000	(436,000)
Accrued expenses	(2,000)	(35,000)
Net cash used operating activities	(1,890,000)	(2,854,000)

Cash flows from investing activities:
Payments received on notes receivable	3,000	2,000
Net cash provided by investing activities	3,000	2,000

Cash flows from financing activities:
Borrowings from related party	184,000	-
Payments to related party	(293,000)	-
Borrowings of note payable, related party	-	1,124,000
Issuances of common stock, net of issuance costs	-	3,726,000
Net cash (used) provided by financing activities	(109,000)	4,850,000

Net increase (decrease) in cash	(1,996,000)	1,998,000
Cash and cash equivalents at beginning of year	1,999,000	1,000
Cash and cash equivalents at end of year	$3,000	$1,999,000

See accompanying notes.

Impact BioMedical, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Impact	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2023	10,000,000	$10,000	60,496,041	$60,000	$38,113,000	$(12,961,000)	$25,222,000	3,040,000	$28,262,000
							-
Issuance of common stock, net of expenses	1,500,000	1,000	-	-	3,725,000	-	3,726,000	-	3,726,000
Stock based payments	-	-	-	-	19,000	-	19,000	-	19,000
Fractional shares as a result of reverse stock split	3,955	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(24,708,000)	(24,708,000)	(62,000)	(24,770,000)
Balance, December 31, 2024	11,503,955	$11,000	60,496,041	$60,000	$41,857,000	$(37,669,000)	$4,259,000	$2,978,000	$7,237,000

Balance, December 31, 2024	11,503,955	$11,000	60,496,041	$60,000	$41,857,000	$(37,669,000)	$4,259,000	$2,978,000	$7,237,000

Conversion of note payable, related party to equity	31,939,778	33,000	-	-	19,132,000	-	19,165,000	-	19,165,000
Conversion of preferred shares into common shares	60,496,041	60,000	(60,496,041)	(60,000)	-	-	-	-	-
Acquisition of DSS PureAir assets	545,024	1,000	-	-	819,000	-	820,000		820,000
Stock based compensation	-	-	-	-	13,000	-	13,000	-	13,000
Stock based payments for professional services rendered	136,433	-	-	-	190,000	-	190,000	-	190,000
Net loss	-	-	-	-	-	(11,838,000)	(11,838,000)	(32,000)	(11,870,000)
Balance, December 31, 2025	104,621,231	$105,000	-	$-	$62,011,000	$(49,507,000)	$12,609,000	$2,946,000	$15,555,000

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

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2025	Attributable interest as of December 31, 2024

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%
Impact Biolife Science, Inc.	Nevada	April 13, 2021	100%	100%
DSS Biomedical International, Inc.	Nevada	April 9, 2021	100%	100%
DSS Biolife International, Inc.	Nevada	April 9, 2021	100%	100%

As of December 31, 2025, and December 31, 2024, the aggregate noncontrolling interest was equity of $2,946,000 and $2,978,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Reclassifications - Costs in the amount of $397,000 associated with research and development have been reclassed from Professional fees to Research and development expenses for year ended December 31, 2024 on the accompanying Consolidated statements of operations to conform with current period presentation. Accrued interest on notes payable, related party year ended December 31, 2024 in the amount of $1,065,000 was reclassed from Borrowings on notes payable, related party on the accompanying Statement of cash flows to conform with current period presentation. Also, $399,000 was reclassed from Accounts payable to Due to related party for year ended December 31, 2024 on the accompanying Consolidated balance sheet to conform with current period presentation.

Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed like basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Dilutive financial instruments issued or outstanding for the years ended December 31, 2024 include 60,496,041 shares of Series A Convertible Preferred Shares, 880,000 options priced at $3.00 per share expiring on October 31, 2031 and 75,000 warrants priced at $3.75 per share which expired on June 13, 2025. The of Series A Convertible Preferred Shares, were converted into common shares in October of 2025 and the 880,000 options priced at $3.00 per share were forfeited in November 2025 in exchange for stock grants which where distributed in January 2026.

There were no dilutive financial instruments issued or outstanding for the year ended December 31, 2025.

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

Research and Development - Research and development costs are expensed as incurred. Total research and development costs were $340,000 for the year ended December 31, 2025, and $278,000 for year ended December 31, 2024.

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

Taken together, these factors constituted triggering events and supported recording a goodwill impairment in the amount of $25,093,000 as of December 31, 202 representing the full goodwill balance. Goodwill is $0 as of December 31, 2025.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized as of year ended December 31, 2025 or the year ended December 31, 2024 (Note 7).

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

Due to related party - The Company has amounts due to DSS, a related party, resulting from funding advances and shared expenses in the ordinary course of business. As of December 31, 2025, and December 31, 2024, amounts due to the related party totaled $ 621,000 and $399,000, respectively. The amounts are non-interest bearing. and are due upon demand.

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

Provision for Credit Losses - The Company adopted amended accounting guidance ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. As of December 31, 2025 and 2024 the Company has deemed that no reserve on credit losses were necessary.

Acquisitions - Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are expensed as incurred. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods like those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.

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

To continue as a going concern the Company is exploring several options to raise capital including but not limited to, capital raises via its listing on the NYSE American under the ticker symbol IBO as well as debt financing. Although there is no certainty that management plans will be able to satisfy the requirements to continue operating as a going concern, management intends to take additional actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, monetization of its intellectual properties, and tightly controlling operating costs.

Segment Reporting - In November 2023, the FASB issued ASC 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced segment disclosures, including expanded information about significant segment expenses, other segment items, and the chief operating decision maker’s use of reported segment information. The amendments also apply to public entities with a single reportable segment and do not change how the Company identifies its operating segments, aggregates operating segments, or determines its reportable segments. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2024. Adoption of the standard did not affect the Company’s consolidated financial position, results of operations, or cash flows, but did require expanded disclosures in the notes to the consolidated financial statements related to its single reportable segment.

Income Taxes - In December 2023, the FASB issued ASC 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual income tax disclosures, including additional disaggregation of rate reconciliation information and income taxes paid. The Company adopted ASU 2023-09 effective January 1, 2025. Adoption of the standard did not impact the Company’s consolidated financial position, results of operations, or cash flows, but did require expanded income tax disclosures in the notes to the consolidated financial statements

Recent Accounting Standards - The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2025, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance related to the measurement of credit losses for accounts receivable and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently reviewing the provisions of this guidance, has not yet adopted the standard, and does not currently expect adoption of ASU 2025-05 to have a material effect on its consolidated financial statements.

3. FINANCIAL INSTRUMENTS

Cash, Note payable, related party

The following tables show the Company’s cash, cash equivalents, and note payable, related party by significant investment category as of:

	December 31, 2025
	Adjusted Cost	Unrealized (Gain)/Loss	Fair Value	Cash and Cash Equivalents	Note Payable, Related Party
Cash	$3,000	$-	$3,000	$3,000	$-
Total	$3,000	$-	$3,000	$3,000	$-

	December 31, 2024
	Adjusted Cost	Unrealized (Gain)/Loss	Fair Value	Cash and Cash Equivalents	Note Payable, Related Party
Cash	$1,999,000	$-	$1,999,000	$1,999,000	$-
Level 2
Note payable, related party	13,946,000	(5,068,000)	8,878,000	-	8,878,000
Total	$15,945,000	$(5,068,000)	$10,877,000	$1,999,000	$8,878,000

4. NOTES RECEIVABLE

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of December 31, 2025 is approximately $198,000 and is classified in Current portion of notes receivable on the accompanying consolidated balance sheet. The outstanding principal and interest as of December 31, 2024, approximately $201,000 with $184,000 classified in Current portion of notes receivable and $17,000 classified as Notes receivable on the accompanying consolidated balance sheet. The maturity date of this note is currently being renegotiated.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses at December 31, 2025 of $142,000 driven by $140,000 of prepaid insurance. Prepaid expenses at December 31, 2024 of $265,000 driven by $263,000 of prepaid insurance.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of:

	Estimated	December 31,	December 31,
	Useful Life	2025	2024
Machinery and equipment	5-10 years	$-	$30,000
Total Cost		-	30,000
Less accumulated depreciation		-	13,000
Property, plant and equipment, net		$-	$17,000

Depreciation expense for the years ended December 31, 2025 and 2024 were approximately $6,000 and $7,000, respectively. As of December 31, 2025 the company disposed of its machinery and equipment and recorded a loss of $12,000.

7. INTANGIBLE ASSETS

The definite-lived intangible assets, to be amortized over 20 years, balances, and activity for the year ended December 31, 2025 and year ended December 31, 2024 consisted of the following:

		2025			2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$5,566,000	16,694,000	$22,260,000	$4,452,000	17,808,000
Acquired assets	1 -17 years	$325,000	$25,000	300,000	$-	$-	-
		$22,585,000	$5,591,000	$16,994,000	$22,260,000	$4,452,000	$17,808,000

The following table represents future amortization of developed technologies for the years ending December 31:

2026	$1,138,000
2027	$1,137,000
2028	$1,130,000
2029	$1,130,000
2030	$1,130,000
thereafter	$11,329,000

8. INVENTORY

Inventory consisted of the following as of December 31:

	December 31, 2025	December 31, 2024
Finished Goods	$63,000	$-
	63,000	-
Less allowance for obsolescence	-	-
	$63,000	$-

9. NOTE PAYABLE, RELATED PARTY

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. This Note is secured by the assets of the Company. As of December 31, 2024 the outstanding balance, inclusive of interest was $8,878,000 (net of change in fair value of the Note of $5,068,000) The $8,878,000 is recorded in Note payable, related party at December 31, 2024. On October 16, 2025, the Company converted its Note payable, related party to 31,939,778 shares common stock as agreed upon by the Company and DSS (lender) which represents a calculation of the outstanding principal and interest approximating $15 million and a stock price utilizing a 10-day Vwap as of June 18, 2025. There are no restrictions placed on the disposition of these shares. As a result of the conversion, the Company recorded a Change in fair value of the note payable, related party of $9,388,000 which is included on the accompanying statement of consolidated operations.

The Company accounts for this Note as a liability under ASC 480, Distinguishing Liabilities form Equity (“ASC 480”). In accordance with ASC 825-10, the carrying value of the Note will be recorded at fair value and will be remeasured at each reporting period with the changes in fair value recognized in earnings.

10. STOCKHOLDERS’ EQUITY

On October 31, 2023, the Company effected a reverse stock split of 1 for 55. As of December 31, 2024 there were 3,877,282,251 shares of our Common Stock issued and outstanding which was converted to 70,496,041 shares. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%. On October 16, 2025, DSS BioHealth Security, Inc., elected to convert its 60,496,041 shares of Series A Convertible Preferred Stock into 60,496,041 shares of Impact’s Common Stock. This conversion was approved by Impact’s Board of Directors and Audit Committee.

On September 16, 2024, Impact Biomedical Inc., entered into an underwriting agreement (the “Underwriting Agreement”) with Revere Securities, LLC., as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment initial public offering (the “Offering”) an aggregate of 1,500,000 of the Company’s shares of common stock, par value $0.001 per share at a public offering price of $3.00 per share. On September 17, 2024, the Company closed the Offering. The total net proceeds to the Company from the Offering, after deducting discounts, expenses allowance and expenses, was approximately $3,726,000. A final prospectus relating to this Offering was filed with the Commission on September 16, 2024. The shares of Common Stock were approved to list on the NYSE American under the symbol “IBO” and began trading there on September 16, 2024. The Company also issued warrants to the Representative and its affiliates (the “Representative’s Warrants”) warrants to purchase the number of shares of Common Stock in the aggregate equal to 5% of the Common Stock to be issued and sold in this offering (including any Shares of Common Stock sold upon exercise of the over-allotment option, if applicable). The Representative’s Warrants are exercisable for a price per share equal to 125% of the public offering price. The warrants are exercisable at any time, in whole or in part, commencing nine (9) months from the date of commencement of sales of the offering and ending on the third anniversary thereof. As of December 31, 2024 only the 1,500,000 shares included in the Offering are freely tradable on the NYSE. The remaining 9,997,703 are restricted from trading for 180 days from the Offering date. As December 31, 2025, all shares are free from restriction for trading.

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

On October 16, 2025, the Company converted its Note payable, related party (Note 9) to 31,939,778 shares common stock as agreed upon by the Company and DSS (lender).

Equity Incentive Plan – During 2023, the Company’s shareholders adopted the 2023 Employee, Director and Consultant Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of an initial 18,762,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2025, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) two percent (2%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2023 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2025, there are 18,037,079 shares available under this plan. As of December 31, 2024, there are 18,037,079 shares available under this plan.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. These options were forfeited in December 2025. The Company recorded stock-based compensation expense of approximately $13,000 and $19,000 for the year ended December 31, 2025 and 2024, respectively, and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations.

11. INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to reverse or such carryforwards are expected to be utilized.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

The components of income tax benefit for the years ended December 31, 2025, and 2024 are as follows:

Income Tax Expense (Benefit)	Year Ended December 31, 2025	Year Ended December 31, 2024
Current tax payable
Federal	$-	$-
State	-	-
Total current tax payable	-	-
Deferred tax
Federal	(1,998,000)	30,000
State	(264,000)	3,000
Total deferred tax	(2,262,000)	33,000
Less increase in valuation allowance	(318,000)	-
Total income tax (benefit) expense	$(2,580,000)	$33,000

Individual components of deferred tax assets and liabilities are approximately as follows:

Deferred Tax Assets & Liabilities:
Deferred Tax assets:
Impairment of investment	$1,050,000	$929,000
Research & development cost	-	519,000
Compensation	36,000	18,000
Net Operating loss	4,344,000	2,950,000
Gross deferred tax assets	5,430,000	4,416,000

Deferred tax liability:
Note payable, related party FMV adjustment	-	(1,148,000)
Intangible assets	(3,744,000)	(3,912,000)
Gross deferred tax liability	(3,744,000)	(5,060,000)

Less valuation allowance	(2,374,000)	(2,625,000)
Net deferred tax liability	$(688,000)	$(3,269,000)

	2025		2024
Statutory United States federal rate	$(3,028,000)	21.0%	$(5,240,000)	21.0%
State income taxes effective rate change	$66,000	-0.5%	$-	0.0%
State income taxes net of federal benefit	$(208,000)	1.4%	$3,000	0.0%
Permanent differences	$908,000	-6.3%	$5,270,000	-21.1%
Change in valuation allowance	$(318,000)	2.2%	$-	0.0%

Effective rate	$(2,580,000)	17.9%	$33,000	-0.1%

As of December 31, 2025, and 2024, the Company has net operating loss carry forwards of approximately $18,702,000 and $13,020,000 respectively. The Company does not have other temporary differences associated with the amortization of intangible assets. As of December 31, 2025, and 2024, the total deferred tax assets carry-forward were $5,430,000 and $4,416,000, respectively. The deferred tax assets could be carried forward indefinitely. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Considering the development stage of the Company, management believed that it was probable that the Company would not use the entirety of its tax assets in the near future. Accordingly, a valuation allowance of approximately $2,374,000 has been established.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2025 and 2024 the Company recognized no interest and penalties.

12. COMMITMENTS AND CONTINGENCIES

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the years ended December 31, 2025 and 2024, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of December 31, 2025 and December 31, 2024, a liability of $0 has been recorded in relation to the Equivir License.

Employment Agreements – Impact BioMedical has an employment agreement with it CEO Frank Heuszel in which Mr. Heuszel’s agreement contains a mandatory bonus clause of $150,000 for the first year of the employment term, $100,000 for the second year of the employment term, and $100,000 for the third year of the employment term. As of December 31, 2024, approximately $38,000 is accrued for year one of Mr. Heuszel’s bonus. As of December 31, 2025, approximately $96,000 is accrued for year one of Mr. Heuszel’s bonus and $25,000 for the second year of Mr. Heuszel’s bonus.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2025, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is not party to any agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives.

13. RELATED PARTY TRANSACTIONS

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. Beginning in January 2024 and through September 2024, these costs are approximately $31,000 per month. Beginning October 2024, these costs are approximately $26,000 per month. As of December 31, 2025, the Company incurred approximately $312,000 in related expenses. As of December 31, 2024, the Company incurred approximately $357,000 in related expenses.

Note payable, related party

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. This Note is secured by the assets of the Company. As of December 31, 2024 the outstanding balance, inclusive of interest was $8,878,000 (net of change in fair value of the Note of $5,068,000) The $8,878,000 is recorded in Note payable, related party at December 31, 2024 (Note 9). On October 16, 2025, the Company converted its Note payable, related party to 31,939,778 shares common stock as agreed upon by the Company and DSS (lender), which represents a calculation of the outstanding principal and interest approximating $15 million and a stock price utilizing a 10-day Vwap as of June 18, 2025. There are no restrictions placed on the disposition of these shares. As a result of the conversion, the Company recorded a Change in fair value of the note payable, related party of $9,388,000 which is included on the accompanying statement of consolidated operations.

On February 25, 2025, the Company completed the acquisition of certain assets owned by DSS Pure Air, Inc. (DSS PureAir”), a related party, for $1,150,000 to be paid by 545,024 shares of the Company’s common stock calculated on a 10-day VWAP. Assets acquired included accounts receivable, inventory and intellectual property of the Celios air purification system.

Due to related party

Impact BioMedical Inc. from time to time receives funding from DSS to cover its capital needs. DSS, Inc., beneficially owns approximately 86% of the Company’s voting shares. As of December 31, 2025 and 2024, amounts due to DSS approximate $621,000 and $399,000, respectively. These balances relate to noninterest-bearing funding provided by DSS, and are unsecured,

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2025	2024

Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Shares issued for the acquisition of DSS PureAir, Inc. assets	$1,150,000	$-
Shares issued for the professional services received	$190,000	$-
Stock based compensation	$13,000	$-
Conversion of debt to equity note payable, related party	$19,165,000	$-
Conversion of preferred shares to common stock	$60,000	$-

15. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through March 11, 2026, the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

In January 2026, the Company granted and issued 3,200,000 shares of Common Stock to various individuals including executives, board members, audit committee members, etc. Agreement included the individuals rescinding and cancelling any and all unexercised stock options previously granted.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, the following weakness have been identified in the Company’s internal control over financial reporting as of December 31, 2025:

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

Changes in Internal Control over Financial Reporting

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2025 to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2026 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2025 as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the year ended December 31, 2025, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers, key employees and directors.

Name	Age	Position
Frank D. Heuszel	69	Chief Executive Officer and Director
Mark Suseck	65	Chief Operating Officer
Todd D. Macko	53	Chief Financial Officer
Jason Grady	52	Director
Dr. Elise Brownell	72	Director
Melissa Sims	57	Director
David Keene	68	Director
Christian Zimmerman	48	Director
Castel Hibbert	67	Director
Ambrose Chan Heng Fai	81	Director

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

Frank D. Heuszel, 69, currently serves as the Chairman of the Board and Chief Executive Officer of Impact Biomedical Inc. He manages the strategic direction, growth, day-to-day operations, and governance of this Texas based multinational company operating businesses in human health and wellness markets. Mr. Heuszel, 69, became Impact’s Chairman and Chief Executive Officer on August 23, 2024. He has served as a member of Impact’s board of directors since 2020 and served as the company’s President until the 2025 promotion. Prior to becoming the CEO of Impact, Mr. Heuszel served as the Chief Executive Officer of DSS, Inc. (“DSS”), a NYSE:American publicly traded company. In that role he managed the strategic direction, growth, day to day operations, and governance of the New York based multinational company operating businesses in biohealth and bioscience, healthcare, securities trading and management platforms, blockchain technology, direct marketing, real estate, alternative energy, brand protection technology and securitized digital assets, with offices in Houston, Tx., and W. Henreitta, NY. Mr. Heuszel became DSS’s Chief Executive Officer and Interim Chief Financial Officer in April 2019. He served as a member of DSS’s board of directors from July 2018 until his resignation in August 2024 that allowed him to spearhead Impact BioMedical’s growth and IPO. Heuszel has extensive expertise in a wide array of strategic, business, turnaround, and regulatory matters across several industries as a result of his executive management, educational, and operational experience. Prior to joining DSS, Mr. Heuszel had a very successful career in commercial banking. For over 40+ years, Heuszel served in many senior executive roles with major US and international banking organizations. As a banker, Mr. Heuszel has served as General Counsel, Director of Special Assets, Senior Credit Officer, Chief Financial Officer, Controller, Senior Lender, and Director of Internal Audit. Mr. Heuszel also operates a successful law practice focused on the regulation and operation of banks, management of bank litigation, corporate restructurings, and mergers and acquisitions. In addition to being an attorney and executive manager, Mr. Heuszel is also a Certified Public Accountant (retired), and a Certified Internal Auditor (retired), and Certified Trust and Financial Advisor. Mr. Heuszel also currently serves as a director of a Texas community bank, Herring Bank of Amarillo, Texas since May 2022, where he serves upon several Board Committees, including the Audit Committee which he is the Chairman. He also serves on the Board of Herring Bancorp, Inc., where he also serves on multiple board committees, including Chair of the Audit Committee.  Frank D. Heuszel was born in Branson, Missouri, graduated from the University of Texas at Austin from the McCombs School of Business in 1979 and received his Doctor of Jurisprudence with honors from South Texas College of Law in 1990.  Frank received his certification as a Certified Public Accountant and as a Certified Internal Auditor in 1985 and certified as Certified Trust and Financial Advisor (CTFA) in 2025. Mr. Heuszel is also a member of the Texas State Bar, the Houston Bar Association,  and the State Bar of Texas Bankruptcy Section.

Mark Suseck, 65, has served as Chief Operating Officer of the Company since August 2023. Mr. Suseck served as the chief operating officer of DSS BioHealth Holdings Inc., a subsidiary of DSS, Inc., from 2020-2023, where he led company strategy, operations, licensing, acquisitions and commercialization. From 2021 to 2022, Mr. Suseck served as the chief executive officer of Vivacitas Oncology Inc., where he led company strategy, clinical development, operations and financing. From 2018-2019, Mr. Suseck was vice president of global sales and marketing at Helius Medical Technologies Inc. Mr. Suseck received his undergraduate degree in economics from Rutgers University, with minors in education and philosophy. He completed the Executive Management Program in residence at the University of Michigan Business School.

Todd D. Macko, 53, has been Secretary and Treasurer of the Company since January 2021 and in May 2023 became Chief Financial Officer of the Company. Mr. Macko has served as the Chief Financial Officer of DSS since August 16, 2021. Mr. Macko previously served as the Vice President of Finance of DSS. As the Vice President of Finance, Mr. Macko’s responsibilities included assisting DSS’s Interim Chief Financial Officer in all aspects of financial and regulatory reporting. In addition, his responsibilities included the day-to-day management of the Company’s Accounting and Finance team and the financial leadership in the directing and improving of the accounting, reporting, audit, and tax activities. Prior to his role as Vice President of Finance for the Company, Mr. Macko joined the wholly owned subsidiary of DSS, Premier Packaging Corporation in January 2019, as its Vice President of Finance. Mr. Macko is a Certified Public Accountant with over 25 years of public and corporate financial management, business leadership and corporate strategy. Mr. Macko brings a wealth of experience with strengths in financial planning and analysis, business process re-engineering, budgeting, merger and acquisitions, financial reporting systems, project evaluation and treasury and capital management. Prior to joining the Company, Mr. Macko served as the Corporate Controller for Baldwin Richardson Foods, a leading custom ingredients manufacturer for the food and beverage industry from November 2015 until January 2019. Prior to that, Mr. Macko served as the Controller for The Outdoor Group, LLC., Genesis Vision, Inc., Complemar Partners, Inc., and Level 3 Communications, Inc. Mr. Macko obtained his Bachelor of Science degree in Accounting from Rochester Institute of Technology.

Jason Grady, 52, has served as Interim Chief Executive Officer of DSS, Inc since October 2024. He is a seasoned executive recognized for his expertise in turnaround management, executive leadership, corporate strategy, and disciplined shareholder communication. In his role as CEO, Mr. Grady is responsible for setting strategic direction, driving operational and financial performance, and aligning leadership execution with long-term value creation. He works closely with the Board of Directors, investors, and strategic partners, with a focus on accountability, capital discipline, and sustainable profitability across the enterprise. Prior to assuming the CEO role, Mr. Grady served as Chief Operating Officer since August 2019, where he led enterprise-wide operational restructuring, improved cost discipline, and enhanced execution across a diversified portfolio of businesses. His tenure as COO was marked by hands-on leadership, performance-based management systems, and a strong emphasis on transparency and results. Since July 2018, Mr. Grady has also served as President and CEO of Premier Packaging Corporation, a world class folding carton and consumer packaging manufacturer. Under his leadership, Premier has strengthened its operational foundation, expanded into higher-value end markets, and reinforced a quality-first, customer-centric culture. His impact across the broader DSS platform has been central to improving operational rigor and strategic focus. From April 2010 to July 2018, Mr. Grady served as Vice President of Sales and Business Development, where he was instrumental in driving revenue growth, expanding key customer relationships, and positioning the Company for long-term expansion. Before joining DSS, Mr. Grady held senior leadership roles including Vice President of Marketing at Parlec Corporation, Director of Business Development at Berlin Packaging Corporation, and sales and marketing leadership positions at OutStart, Inc. He brings a rare blend of operational depth, strategic clarity, and communication discipline, with a leadership style grounded in accountability, adaptability, and execution under pressure. Mr. Grady holds a bachelor’s degree in marketing and communications and an Masters of Business Administration (MBA) from the Rochester Institute of Technology.

Dr. Elise Brownell, 72, has served as a director of the Company since January 2021. Dr. Brownell has more than 30 years of biotechnology and pharmaceutical project management experience with a proven track record of advancing programs through clinical development. She serves as a Life Sciences entrepreneurial advisor for ASTIA, the nation’s premier entrepreneurial organization focused on women-led businesses. Dr. Brownell is also a member of the Editorial Advisory Board for Contract Pharma Magazine, and previous Chair of the Leaders Network program of Women in Consulting. She is the co-founder of ZephyrBiotech, LLC, a project management firm dedicated to advancing therapeutic candidates through development to key inflection points for clients. Earlier, Dr. Brownell was a founding member, head of project management and senior director of Aerovance, Inc., a venture-backed biotechnology company spun out from Bayer Healthcare, where she created and managed effective team processes to bring product candidates into full scale clinical Phase 1 and 2 developments. Prior to Aerovance, Dr. Brownell acted as head of project management for Bayer’s Biotechnology Unit, where she integrated project strategies to meet therapeutic and market needs. Other roles included building and negotiating partnerships with third parties to support development programs, leading research teams through early bench-to-clinic development phases, as well as entrepreneurial investment experience with Angel’s Forum and How Women Invest. Dr. Brownell received her M.S., M.Phil. and Ph.D. degrees in biology from Yale University and her B.S. degree in biology from Allegheny College.

Melissa Sims, 57, has served as a director of the Company since May 2023. Ms. Sims is an Illinois licensed attorney having practiced law since 1995. Following graduation from Northern Illinois University College of Law, Ms. Sims started the general practice of law representing clients in banking, health care, real estate, criminal, dissolution, municipal and probate matters in state and appellate courts. In 2006, she represented the Village of DePue, Illinois regarding legacy pollution from a Superfund site and set national precedent before the Court of Appeals for the Seventh Circuit. In 2021, the United States Supreme Court cited the Village of DePue v. ExxonMobil as precedent in the Atlantic Richfield v. Christian case. Starting in August of 2017, Ms. Sims has been employed with Milberg PLLC, where she currently serves as Senior Counsel. She has represented clients in some of the top class action and mass tort lawsuits in the country, including her work in the National Opioid multidistrict litigation in the Northern District of Ohio. She also represents municipalities across the country in tort actions in state, federal and appellate courts. In 2023, Ms. Sims was named to TIME magazine’s Top 100 Climate Influencers list in recognition of her leadership in environmental justice and climate-related litigation.

David Keene, 68, is an executive level banker with 45 years of commercial banking experience with progressive responsibilities in all facets of credit risk management in both community and regional bank environments. Mr. Keene is currently retired as of late 2024. He was the chief credit officer of Unity National Bank, the only minority owned bank in Texas; a position he has held since September 2022. As chief credit officer, he oversaw loan policy compliance, loan collections, loan operations, credit administration, and all credit underwriting and analysis, problem loan workouts. From May 2018 to September 2022, Mr. Keene was a senior credit risk officer at Community Bank of Texas in Houston, Texas. In this position, he was, among other tasks, responsible for the support of the credit underwriting of high-net-worth individuals, partnerships, and companies. Mr. Keene received a Bachelor of Business Administration degree from Baylor University in 1979. He majored in both economics and finance.

Christian Zimmerman, 48, is currently an accounting executive with Third Coast Bank (“TCB”), focusing on merger-related items. Prior to joining Third Coast Bank, Mr. Zimmerman served as the executive vice president—chief financial officer of Keystone Bank, SSB, from April 2019 until its merger into TCB. In that role, he reviewed and prepared monthly, quarterly, and year-end financial reports. From December 2015 to April 2019, Mr. Zimmerman was the executive vice president—controller of Community Bank of Texas, N.A., where he managed regulatory reporting for the bank and its holding company and prepared financial reports. He also worked on the holding company’s initial public offering, focusing on financial statements and analysis. Mr. Zimmerman is a certified public accountant and earned both a Bachelor of Business Administration and a Master’s degree in Professional Accounting from the University of Texas at Austin.

Castel Hibbert, 67, Recently retired as an EVP and Managing Director from Veritex Bank after 41 years in Corporate Banking. During his long tenure he held various management, underwriting and line responsibilities including managing a $250 million portfolio. Mr. Hibbert currently serves as the CFO of a non-profit organization. Mr. Hibbert received a Bachelor of Science degree in Employee Relations from Michigan State University in 1981 and a Master in Business Administration degree from the University of Texas at Austin in 1983.

Ambrose Chan Heng Fai, 81, has served as a director of the Company since March 2025. Mr. Chan has over 45 years of experience in banking and finance and has led the restructuring of numerous companies across multiple industries and jurisdictions. Mr. Chan currently serves as Chairman and/or Chief Executive Officer of several public companies, including Alset Inc., Alset International Limited and HWH International Inc., and has served on the boards of numerous U.S., Hong Kong, Singapore and Australian public companies.

Board of Directors and Committees

The Company has determined that each of Dr. Elise Brownell, Ms. Melissa Sims, Mr. David Keene, Mr. Christian Zimmerman, and Mr. Castel Hibbert qualify as independent directors (as defined under Section 803 of the NYSE American LLC Company Guide).

In 2025, each of the Company’s independent directors attended or participated in approximately 95% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee. All directors attended last year’s annual general meeting. During the fiscal year ended December 31, 2025, the Board held one meetings and acted by written consent on twelve occasions.

Audit Committee. On September 28, 2023, our Board established the audit committee.

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The audit committee is appointed by the Board to assist the Board in its duty to oversee the Company’s accounting, financial reporting, and internal control functions and the audit of the Company’s financial statements.

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

Our audit committee consist of Mr. Castel Hibbert, Mr. Christian Zimmerman, Mr. David Keene, with Mr. Zimmerman serving as chair. Our Board has affirmatively determined that each meets the definition of “independent director” under the rules of NYSE American, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of NYSE American’s rules. The Audit Committee held three meetings in 2024 and acted by written consent on one occasion. Our Board has adopted a written charter for the audit committee.

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

Our compensation committee consist of Dr. Elise Brownell, Ms. Melissa Sims and Mr. Castel Hibbert with Dr. Brownell serving as chair. Our Board has adopted a written charter for the compensation committee. The Compensation Committee acted by written consent on one occasion.

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

Our nominating and corporate governance committee consist of Ms. Melissa Sims, Mr. David Keene and Dr. Brownell with Ms. Sims serving as chair. Our Board has adopted a written charter for the nominating and corporate governance committee. The Nomination Committee acted by written consent on one occasion.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon review of the copies of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2025 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than ten percent of the Company’s common stock were satisfied.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation paid to our executive officers or directors during the past two fiscal years.

Name and principal position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Frank D. Heuszel, Chief Executive Officer	2025	$215,385	54,000	-	-	-	-	32,644	$302,029
	2024	$43,706	-	11,100	-	-	-	-	$54,806
Mark Suseck, Chief Operating Officer	2025	$256,361	-	-	-	-	-	37,415	$293,776
	2024	$126,689	-	32,000	-	-	-	-	$158,689
Todd D. Macko, CFO	2025	$-	-	-	-	-	-	-	$-
	2024		-	555	-	-	-	-	$555

(1)	Represents the total grant date fair value of stock options awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10.

(2)	Includes health insurance premiums, retirement matching funds paid by the Company.

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

Director Compensation

The table below represents compensation for 2025:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Current Directors
Heng Fai Ambrose Chan	$4,016	$-	$-	$4,016
Christian Zimmerman	$5,000	$-	$-	$5,000
Melissa K. Sims	$5,000	$-	$-	$5,000
Elise Brownell	$5,000	$-	$-	$5,000
Castel Hibbert	$5,000	$-	$-	$5,000
David Keene	$5,000	$-	$-	$5,000
Jason Grady	$5,000	$-	$-	$5,000

(1)	Represents the total grant date fair value of stock options awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the Company’s named executive officers or directors as of December 31, 2025.

2023 Equity Incentive Plan

Our Board has adopted the 2023 Equity Incentive Plan, or 2023 Plan. For the year ended December 31, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. These options were forfeited in November 2025. In November of 2025, stock grants totally 3,200,000 were awarded to certain officers, directors and consultants of the Company. These grants vested in January 2026. The Company recorded stock-based compensation expense of approximately $13,000 and $19,000 for the year ended December 31, 2025 and 2024, respectively, and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of December 31, 2025 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of December 31, 2025, pursuant to the exercise of options or warrants and convertible debt are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group. Percentage of ownership of common stock is based on 107,821,231 shares of common stock outstanding on March 6, 2026.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock. Unless otherwise indicated, the address of all listed stockholders is c/o Impact BioMedical Inc., 1400 Broadfield Blvd., Suite 130, Houston, Texas TX 77084.

Beneficial Ownership of Common Stock

		Percentage of
	Number of Shares	Outstanding Share
Name	Beneficially Owned	Beneficially Owned
Heng Fai Ambrose Chan	300,000	*
Christian Zimmerman	300,000	*
Melissa K. Sims	300,000	*
Elise Brownell	300,000	*
Castel Hibbert	300,000	*
David Keene	300,000	*
Jason Grady	300,182	*
Frank Heuszel	495,475	*
Mark Suseck	300,000	*
Todd D. Macko	200,122	*

All officers and directors as a group (10 persons)	3,095,779	2.9%

5% Shareholders
DSS, Inc	32,484,802	30.1%
DSS BioHealth Security, Inc	60,496,041	56.1%

*	Less than 1%

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2025.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2023 Employee, Director and Consultant Equity Incentive Plan - options	-	-	-	-

2023 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	-	-

2023 Employee, Director and Consultant Equity Incentive Plan	-	-	-	18,037,079

Total	-	-	-	18,037,079

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. Beginning in January 2024 and through September 2024, these costs are approximately $31,000 per month. Beginning October 2024, these costs are approximately $26,000 per month. As of December 31, 2025, the Company incurred approximately $312,000 in related expenses. As of December 31, 2024, the Company incurred approximately $357,000 in related expenses.

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, June 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. This Note is secured by the assets of the Company. As of December 31, 2024 the outstanding balance, inclusive of interest was $8,878,000 (net of change in fair value of the Note of $5,068,000) The $8,878,000 is recorded in Note payable, related party at December 31, 2024 (Note 9). On October 16, 2025, the Company converted its Note payable, related party to 31,939,778 shares common stock as agreed upon by the Company and DSS (lender), which represents a calculation of the outstanding principal and interest approximating $15 million and a stock price utilizing a 10-day Vwap as of June 18, 2025. There are no restrictions placed on the disposition of these shares. As a result of the conversion, the Company recorded a Change in fair value of the note payable, related party of $9,388,000 which is included on the accompanying statement of consolidated operations.

On February 25, 2025, the Company completed the acquisition of certain assets owned by DSS Pure Air, Inc. (DSS PureAir”), a related party, for $1,150,000 to be paid by 545,024 shares of the Company’s common stock calculated on a 10-day VWAP. Assets acquired included accounts receivable, inventory and intellectual property of the Celios air purification system.

Impact BioMedical Inc. from time to time receives funding from DSS to cover its capital needs. DSS, Inc., beneficially owns approximately 86% of the Company’s voting shares. As of December 31, 2025 and 2024, amounts due to DSS approximate $621,000 and $399,000, respectively. These balances relate to noninterest-bearing funding provided by DSS, and are unsecured,

Director Independence

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

Parent of the Company

DSS BioHealth Securities, Inc., a wholly-owned subsidiary of DSS, Inc. owns approximately 56% of the voting shares of the Company while DSS directly owns approximately 30% of the voting shares of the Company. Combined DSS beneficially owns approximately 86% of the Company.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our independent public accounting firm, Grassi & Co. CPAs, P.C., Jericho, NY (“Grassi & Co.”), for audit and review services for the fiscal year ended December 31, 2024 were approximately $210,000. The aggregate fees billed for professional services rendered by Grassi & Co for audit and review services for the fiscal year ended December 31, 2025 was approximately $140,000.

The anticipated fees associated with the audit of the year ended December 31, 2026, is expected to range between $70,000 and $85,000.

Tax Fees

Impact BioMedical for the years ended December 31, 2025 and 2024 is included in the consolidated tax return of DSS, Inc. and does not file separate federal or state tax returns. Impact BioMedical engaged Greendyke Jencik & Associates CPAs, PLLC to render an annual tax provisions. The aggregate fees for 2025 and 2024 were approximately $2,000 and $2,000.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, Grassi & Co. CPAs, P.C., associated with the Company’s S-1 filings approximating $87,000 for the years ended December 31, 2024.No such fees were incurred during the year ended December 31, 2025.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed for year ended December 31, 2025 and nine-months ended September 30, 2026, by our principal accountant, Grassi & Co. CPAs, P.C. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Grassi & Co. CPAs, P.C.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits to this registration statement included in the Index to Exhibits are incorporated by reference.

Exhibit Number	Exhibit Description
1.1	Form of Underwriting Agreement between the Company and Aegis Capital Corp. incorporated by reference to Exhibit 1.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.1	Amended and Restated Articles of Incorporation of Impact BioMedical Inc. dated July 29, 2020 incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Impact BioMedical Inc. incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Impact BioMedical Inc. incorporated by reference to Exhibit 3.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Impact BioMedical Inc. incorporated by reference to Exhibit 3.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.5	Bylaws of the Company incorporated by reference to Exhibit 3.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

3.6	Certificate of Designation of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

4.1	Form of Underwriter Warrant incorporated by reference to Exhibit 4.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.1	Share Exchange Agreement dated as of April 27, 2020, among Document Security Systems, Inc., DSS BioHealth Security, Inc., Singapore Development Limited and Global BioMedical Pte Ltd. incorporated by reference to Exhibit 10.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.2	Subscription Agreement dated December 19, 2020, between the Company and BioMed Technologies Asia Pacific Holdings Limited incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.3	Promissory Note with Dustin Michael Crum dated February 21, 2021 incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.4	Stock Purchase Agreement dated March 15, 2021 between the Company and Vivacitas Oncology Inc. incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.5	Convertible Promissory Note dated May 14, 2021 incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.6	Revolving Promissory Note dated December 31, 2020 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.7	Royalty Agreement by and between Global BioLife Inc. and Chemia Corporation, dated August 15, 2018 incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.8	Addendum to Royalty Agreement by and between Global BioLife Inc. and Chemia Corporation, dated November 27, 2018 incorporated by reference to Exhibit 10.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062 ) filed with the SEC on November 21, 2023.

10.9	Distribution Agreement by and between BioMed Technologies Asia Pacific Holdings Limited and Impact BioMedical Inc., dated December 9, 2020 incorporated by reference to Exhibit 10.9 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.10	Global BioLife, Inc. Stockholders’ Agreement among Global BioLife, Inc., Global BioMedical, Inc., Holista Colltech Limited, and GRDG Sciences, LLC, dated April 26, 2017 incorporated by reference to Exhibit 10.10 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.11	Amendment No. 1 to Global BioLife, Inc. Stockholders’ Agreement among Global BioLife, Inc., Global BioMedical, Inc., Holista Colltech Limited, and GRDG Sciences, LLC, dated May 22, 2018 incorporated by reference to Exhibit 10.11 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.12	Amendment No. 2 to Global BioLife, Inc. Stockholders’ Agreement among Global BioLife, Inc., Global BioMedical, Inc., Holista Colltech Limited, and GRDG Sciences, LLC, dated August 2020 incorporated by reference to Exhibit 10.12 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.13	Impact BioLife Science, Inc. Stockholders Agreement among Impact BioLife Science, Inc., Impact BioMedical Inc. and GRDG Sciences, LLC, dated December 11, 2020 incorporated by reference to Exhibit 10.13 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.14	Licensing Proceeds Distribution Agreement with GRDG Sciences, LLC dated May 16, 2022 incorporated by reference to Exhibit 10.14 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.15	Amendment No. 1 to Revolving Promissory Note dated December 31, 2021 incorporated by reference to Exhibit 10.15 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.16	Amendment No. 2 to Revolving Promissory Note dated March 31, 2022 incorporated by reference to Exhibit 10.16 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.17	License Agreement with ProPhase Labs, Inc. dated March 17, 2022 incorporated by reference to Exhibit 10.17 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.18	License Agreement with ProPhase Labs, Inc. dated July 18, 2022 incorporated by reference to Exhibit 10.18 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.19	Licensing Proceeds Distribution Agreement with GRDG Sciences, LLC dated February 15, 2022 incorporated by reference to Exhibit 10.19 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.20	Share Exchange Agreement between Impact BioMedical Inc. and DSS BioHealth Security, Inc. incorporated by reference to Exhibit 10.20 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

10.21	Amendment to Promissory Note effective January 18, 2024 between Impact BioMedical Inc. and DSS, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 333-253037) filed with the SEC on January 22, 2024.

10.22	Impact BioMedical Inc. 2023 Employee, Director, and Consultant Equity Incentive Compensation Plan

14.1	Impact BioMedical Employee Handbook incorporated by reference to Exhibit 14.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

16.1	Letter from Turner Stone & Company LLP incorporated by reference to Exhibit 16.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

21.1	List of subsidiaries of Impact BioMedical Inc.

23.2	Consent of Grassi & Co., CPAs, P.C. incorporated by reference to Exhibit 23.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275062) filed with the SEC on November 21, 2023.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities and Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16 – Form 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Impact BioMedical, Inc.

March 11, 2026	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

March 11, 2026	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2026	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer (Principal Executive Officer)

March 11, 2026	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

March 11, 2026	By:	/s/ Mark Suseck
Chief Operating Officer

March 11, 2026	By:	/s/ Jason Grady
Jason Grady Director

March 11, 2026	By:	/s/ Elise Brownell
Elise Brownell Director

March 11, 2026	By:	/s/ Melissa Sims
Melissa Sims Director

March 11, 2026	By:	/s/ Castel Hibbert
Castel Hibbert
Director

March 11, 2026	By:	/s/ Christian Zimmerman
Christian Zimmerman Director

March 11, 2026	By:	/s/ David Keene
David Keene
Director

