Form 10-Q
period 2026-03-31
IMPACT BIOMEDICAL INC.
filed 2026-05-12
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026 there were 107,821,231 shares of the registrant’s common stock, $0.001 par value, outstanding.

IMPACT BIOMEDICAL, INC.

FORM 10-Q

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$20,000	$3,000
Accounts receivable	-	5,000
Inventory	63,000	63,000
Current portion of notes receivable	199,000	198,000
Prepaid expenses and other current assets	95,000	142,000
Total current assets	377,000	411,000

Other intangible assets, net	16,709,000	16,994,000
Total assets	$17,086,000	$17,405,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$374,000	$347,000
Accrued expenses	210,000	194,000
Due to related party	1,103,000	621,000
Total current liabilities	1,687,000	1,162,000
Deferred tax liability, net	688,000	688,000
Total liabilities	2,375,000	1,850,000

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding on March 31, 2026 (zero on December 31, 2025);	-	-
Common stock, $0.001 par value; 4,000,000,000 shares authorized, 107,821,231 shares issued and outstanding on March 31, 2026 (104,621,231 on December 31, 2025)	108,000	105,000
Additional paid-in capital	63,150,000	61,713,000
Accumulated deficit	(51,794,000)	(49,507,000)
Total stockholders’ equity of the Company	11,464,000	12,311,000
Non-controlling interest in subsidiaries	3,247,000	3,244,000
Total stockholders’ equity	14,711,000	15,555,000

Total liabilities and stockholders’ equity	$17,086,000	$17,405,000

See accompanying notes to the condensed consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Biotech retail sales	$7,000	$-
Total revenue	7,000	-

Costs and expenses:
Sales, general and administrative compensation (inclusive of stock-based compensation)	1,620,000	248,000
Sales and marketing	1,000	19,000
Professional Fees	258,000	223,000
Research and development	46,000	103,000
Depreciation and Amortization	285,000	283,000
Rent and utilities	19,000	19,000
Other operating expenses	67,000	115,000
Total costs and expenses	2,296,000	1,010,000
Operating loss	(2,289,000)	(1,010,000)

Other income (expense):
Interest income	5,000	3,000
Interest expense	-	(271,000)
Loss from operations before income taxes	(2,284,000)	(1,278,000)

Income tax benefit	-	-
Net loss	$(2,284,000)	$(1,278,000)

Loss (income) from operations attributed to noncontrolling interest	(3,000)	11,000

Net loss attributable to common stockholders	$(2,287,000)	$(1,267,000)

Loss per common share:
Basic	$(0.02)	$(0.11)
Diluted	$(0.02)	$(0.11)

Shares used in computing loss per common share:
Basic	107,785,675	12,062,743
Diluted	107,785,675	12,062,743

See accompanying notes to the condensed consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Impact	Non- controlling Interest in
	Share	Amount	Share	Amount	Capital	Deficit	Equity	Subsidiary	Total
Balance, December 31, 2024	11,503,955	$11,000	60,496,041	$60,000	$41,559,000	$(37,669,000)	$3,961,000	3,276,000	$7,237,000
							-
Acquisition of DSS PureAir	545,024	1,000	-	-	819,000	-	820,000	-	820,000
Issuance of common stock for professional services	36,433	-	-	-	29,000	-	29,000	-	29,000
Stock-based payments	-	-	-	-	2,000	-	2,000	-	2,000
Net loss	-	-	-	-	-	(1,267,000)	(1,267,000)	(11,000)	(1,278,000)
Balance, March 31, 2025	12,085,412	$12,000	60,496,041	$60,000	$42,409,000	$(38,936,000)	$3,545,000	$3,265,000	$6,810,000

Balance, December 31, 2025	104,621,231	$105,000	-	$-	$61,713,000	$(49,507,000)	$12,311,000	$3,244,000	$15,555,000

Stock-based compensation	3,200,000	3,000			1,437,000		1,440,000	-	1,440,000
Net loss	-	-	-	-	-	(2,287,000)	(2,287,000)	3,000	(2,284,000)
Balance, March 31, 2026	107,821,231	$108,000	-	$-	$63,150,000	$(51,794,000)	$11,464,000	$3,247,000	$14,711,000

See accompanying notes to the condensed consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net loss from operations	$(2,284,000)	$(1,278,000)
Adjustments to reconcile loss from operations to net cash used by operating activities:
Depreciation and amortization	285,000	283,000
Stock-based compensation	1,440,000	2,000
Stock-based payment for professional services received	-	29,000
Accrued interest on notes payable	-	271,000
Decrease in assets:
Accounts receivable	5,000	-
Prepaid expenses and other current assets	47,000	97,000
Increase (decrease) in liabilities:
Accounts payable	27,000	(98,000)
Accrued expenses	16,000	12,000
Net cash used by operating activities	(464,000)	(682,000)

Cash flows from investing activities:

Borrowings on notes receivable	(1,000)	-
Payments received on notes receivable	-	1,000
Net cash (used) provided by investing activities	(1,000)	1,000

Cash flows from financing activities:
Borrowings from related party	482,000	-
Net provided by financing activities	482,000	-

Net increase (decrease) in cash	17,000	(681,000)
Cash and cash equivalents at beginning of period	3,000	1,999,000
Cash and cash equivalents at end of period	$20,000	$1,318,000

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Note 2. Summary of Significant Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of March 31, 2026and December 31, 2025, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, for the fiscal year ended December 31, 2025 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of March 31, 2026	Attributable interest as of December 31, 2025

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%
Impact Biolife Science, Inc.	Nevada	April 13, 2021	100%	100%
DSS Biomedical International, Inc.	Nevada	April 9, 2021	100%	100%
DSS Biolife International, Inc.	Nevada	April 9, 2021	100%	100%

As of March 31, 2026, and December 31, 2025, the aggregate noncontrolling interest was equity of $3,247,000 and $3,244,000, respectively, which are separately disclosed on the Condensed Consolidated Balance Sheets.

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

Revision of prior period financial statements

The Company identified and corrected immaterial classification errors in our previously reported Consolidated balance sheet as of December 31, 2025 and 2024. The correction of this error resulted in a reclassified $298,000 from additional paid-in capital to noncontrolling interests within equity to correct an immaterial prior-period classification error.

(Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing the net (loss) earnings attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed like basic (loss) earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2026, and the year ended December 31, 2025

Fair Value of Financial Instruments

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

At March 31, 2026, and December 31, 2025, the Company had not established a reserve for credit losses. Accounts receivable at March 31, 2026, and December 31, 2025, was $0, and $5,000, respectively. The Company does not accrue interest on past due accounts receivable.

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

Inventories consist of filtration systems, which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. No allowance for obsolescence was deemed necessary as of March 31, 2026, and December 31, 2025.

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized for the three months ended March 31, 2026, and 2025 (Note 6).

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

Due to related party

The Company has amounts due to DSS, a related party, resulting from funding advances and shared expenses in the ordinary course of business. As of March 31, 2026, and December 31, 2025, amounts due to the related party totaled $ 1,103,000 and $621,000, respectively. The amounts are non-interest bearing. and are due upon demand.

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

The Company recognizes its revenue on the sale of its Celios technology when control of the Company’s Celios technology products is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for the product, generally when the product is shipped.

The Company’s Celios sales are retail product sales. Customer contracts generally consist of purchase orders, sales confirmations, or similar arrangements. The Company’s primary performance obligation is the delivery of the product to the customer. Revenue is recognized at a point in time, generally upon shipment or delivery, depending on the applicable terms of sale, when control, title, and risk of loss have transferred to the customer and the Company has a right to payment. The transaction price is generally fixed at the stated retail sales price, net of any applicable discounts, returns, credits, or allowances. The Company estimates variable consideration, including returns and allowances, if applicable, and includes such amounts in revenue only to the extent it is probable that a significant reversal of revenue will not occur. Sales, use, and other taxes billed to and collected from customers are excluded from revenue. Shipping and handling activities, if any, are treated as fulfillment activities. Payment terms are generally short-term, and the Company does not have significant financing components, contract assets, or contract liabilities related to its retail sales.

Provision for Credit Losses

The Company adopted amended accounting guidance ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. As of March 31, 2026 and December 31, 2025 the Company has deemed that no reserve on credit losses were necessary.

Impact Biomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Share-Based Payments

Compensation cost for stock awards are measured at fair value and the Company recognizes compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company record stock-based compensation expense of approximately $1,440,000 and $2,000 for the three months ended March 31, 2026 and 2025, respectively and is included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Statement of Operations.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $46,000 and $103,000 for the three months ended March 31, 2026, and 2025, respectively.

Acquisitions

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2026, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance related to the measurement of credit losses for accounts receivable and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has adopted this standard and no material effect on its consolidated financial statements has resulted.

Impact Biomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3. Inventory

Inventory consisted of the following as of:

	March 31, 2026	December 31, 2025
Finished Goods	$63,000	$63,000
Less allowance for obsolescence	-	-
	$63,000	$63,000

Note 4. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of March 31, 2026, approximately $199,000 with $199,000 classified in Current portion of notes receivable on the accompanying consolidated balance sheet. The outstanding principal and interest as of December 31, 2025 is approximately $198,000 and is classified in Current portion of notes receivable on the accompanying consolidated balance sheet. The maturity date of this note is currently being renegotiated.

Note 5. Financial Instruments

Cash

The following tables show the Company’s cash, and cash equivalents, by significant investment category as of:

	March 31, 2026
	Adjusted Cost	Unrealized (Gain)/Loss	Fair Value	Cash and Cash Equivalents	Note Payable, Related Party
Cash	$20,000	$-	$20,000	$20,000	$-
Total	$20,000	$-	$20,000	$20,000	$-

	December 31, 2025
	Adjusted Cost	Unrealized (Gain)/Loss	Fair Value	Cash and Cash Equivalents	Note Payable, Related Party
Cash	$3,000	$-	$3,000	$3,000	$-
Total	$3,000	$-	$3,000	$3,000	$-

Note 6. Intangible Assets

The definite-lived intangible assets, to be amortized between 1 and 20 years, balances, and activity for the three months ended March 31, 2026 and year ended December 31, 2025 consisted of the following:

		March 31, 2026			December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$5,843,000	16,417,000	$22,260,000	$5,566,000	16,694,000
Acquired assets	1 -17 years	$325,000	$33,000	292,000	$325,000	$25,000	300,000
		$22,585,000	$5,876,000	$16,709,000	$22,585,000	$5,591,000	$16,994,000

Impact Biomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Amortization expense for the three months ended March 31, 2026 and 2025 was approximately $285,000 and $281,000, respectively.

The following table represents future amortization of developed technologies for the years ending December 31:

2027	$1,138,000
2028	$1,145,000
2029	$1,130,000
2030	$1,130,000
2031	$1,130,000
thereafter	$11,036,000

Note 7. Stockholders’ Equity

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

The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. The Company records stock-based compensation expense of approximately $2,000 for the three months ended March 31, 2025, and is included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Condensed Consolidated Statement of Operations. These options were forfeited during the fourth quarter of 2025.

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

In January 2026, the Company granted and issued 3,200,000 shares of Common Stock to various individuals including executives, board members, audit committee members, etc. The agreement included the individuals rescinding and cancelling any and all unexercised stock options previously granted. The Company recorded stock-based compensation expense of approximately $1,440,000 for the three months ended March 31, 2026, and is included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Condensed Consolidated Statement of Operations

Note 8. Related Party Transactions

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company. For the three months ended March 31, 2026, the Company incurred approximately $40,000 in related expenses. For the three months ended March 31, 2025, the Company incurred approximately $78,000 in related expenses.

Impact Biomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note payable, related party

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, September 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. This Note is secured by the assets of the Company. As of March 31, 2025, the outstanding balance, inclusive of interest was $9,141,000 (net of change in fair value of the Note of $5,068,000). The $9,141,000 is recorded in Note payable, related party a March 31, 2025. On October 16, 2025, the Company converted its Note payable, related party to 31,939,778 shares common stock as agreed upon by the Company and DSS (lender), which represents a calculation of the outstanding principal and interest approximating $15 million and a stock price utilizing a 10-day Vwap as of June 18, 2025. There are no restrictions placed on the disposition of these shares. As a result of the conversion, the Company recorded a Change in fair value of the note payable, related party of $9,388,000 which is included on the accompanying statement of consolidated operations as of December 31, 2025.

Acquisition of DSS PureAir Assets

On February 25, 2025, the Company completed the acquisition of certain assets owned by DSS Pure Air, Inc. (DSS PureAir”), a related party, for $1,150,000 to be paid by 545,024 shares of the Company’s common stock calculated on a 10-day VWAP. Assets acquired included accounts receivable, inventory and intellectual property of the Celios air purification system

Due to related party

Impact BioMedical Inc. from time to time receives funding from DSS to cover its capital needs. DSS, Inc., beneficially owns approximately 86% of the Company’s voting shares. As of March 31, 2026 and December 31, 2025, amounts due to DSS approximate $1,103,000 and $621,000, respectively. These balances relate to noninterest-bearing funding provided by DSS, and are unsecured.

Note 9. Commitments and Contingencies

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the three months ended March 31, 2026 and 2025, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of March 31, 2026 and December 31, 2025, a liability of $0 has been recorded in relation to the Equivir License.

Employment Agreements – Impact BioMedical has an employment agreement with it CEO Frank Heuszel in which Mr. Heuszel’s agreement contains a mandatory bonus clause of $150,000 for the first year of the employment term, $100,000 for the second year of the employment term, and $100,000 for the third year of the employment term. As of March 31, 2026, approximately $96,000 and $50,000 is accrued for year one and year two of Mr. Heuszel’s bonus, respectively. As of December 31, 2025, approximately $96,000 is accrued for year one of Mr. Heuszel’s bonus and $25,000 for the second year of Mr. Heuszel’s bonus.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is not party to any agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives.

Note 10. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows of noncash investing and financing activities for the three months ended March 31, 2026 and 2025:

	2026	2025
Shares issued in lieu of cash as payment for legal services	$-	29,000
Shares issued for acquisition of DSS PureAir assets	$-	1,150,000

Note 11. Subsequent Events

The Company has evaluated all subsequent events and transactions through May 12, 2026, the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

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

Revenue

	Three months ended March 31, 2026	Three months ended March 31, 2025	% Change

Biotech retail sales	$7,000	$-	N/A

Total revenue	$7,000	$-	N/A

Revenue consists of sales of the Company’s retail sales of its Celios air purification technology. It includes online and third-party distributor sales. This is a new product line acquired in February of 2025 via the Company’s transaction with DSS PureAir.

Costs and expenses

	Three months ended March 31, 2026	Three months ended March 31, 2025	% Change

Sales, general and administrative compensation	$180,000	$246,000	(27)%
Stock-based compensation	1,440,000	2,000	71900%
Sales and marketing	1,000	19,000	(95)%
Professional Fees	258,000	223,000	16%
Research and development	46,000	103,000	(55)%
Depreciation and Amortization	285,000	283,000	1%
Rent and utilities	19,000	19,000	0%
Other operating expenses	67,000	115,000	(42)%

Total costs and expenses	$2,296,000	$1,010,000	127%

Selling, general and administrative compensation costs decreased 27% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 due to reductions in pay for a certain employee of the Company as well as a reduction in bonus accruals year over year.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards

Sales and marketing costs, which includes internet and trade publication advertising, press releases, travel and entertainment costs. These decreased 95% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease in costs for the three months ended March 31, 2026 is due to Company efforts to reduce travel, marketing and entertainment costs.

Professional fees increased 16% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. These costs consist primarily of consulting and legal services associated with developing and implementing Impact BioMedical’s business plan. These costs increased in 2026 as a result of due diligence in connection with potential mergers and/or acquisitions.

Research and development represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns, research on new technologies as well as costs to patent newly developed technologies and other related fees for the development of new technologies. Research and development decreased 55% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 due primarily to a decrease in spending on identifying new technologies as well as pausing the spend on several in-development technologies.

Depreciation and amortization expense increased 1% for the three months ended March 31, 2026 as compared to March 31, 2025 and represents the amortization of the associated with the developed technology and patents as well as the amortization of the Celios patents acquired during the first quarter of 2025.

Rent and utilities represents cost associated with office space located at 1400 Broadfield Blvd, Suite 100 Houston TX which the Company began subletting from DSS during the first quarter of 2024. These costs remained flat year over year as there were no scheduled rent increases scheduled.

Other operating expenses consist primarily of office supplies, IT support, travel, third party warehousing cost, and insurance costs. These costs decreased 42% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 due primarily to efforts by management of the Company to control such costs.

Other Income (Expense)

	Three months ended March 31, 2026	Three months ended March 31,2025	% Change

Interest income	$5,000	$3,000	67%
Interest expense	-	(271,000)	(100)%

Total other income	$5,000	$(268,000)	102%

Interest income is recognized on the Company’s notes receivable. Although payments are being received in accordance with the note receivable terms, interest income increased for three months ended March 31, 2026 as compared to March 31, 2025 as the outstanding principal balance increased slightly.

Interest expense is recognized on the Company’s debt to DSS. Interest expense decreased 100% for the three ended March 31, 2026 as compared to March 31, 2025, due to the settlement and payoff of the outstanding debt in October 2025.

Net loss

	Three months ended March 31, 2026	Three months ended March 31, 2025	% Change

Net loss	$(2,284,000)	$(1,278,000)	79%

For the three months ended March 31, 2026 and 2025, the Company incurred a net loss of $2,284,000 and $1,278,000 respectively. The increase in net loss is attributable to the stock-based compensation awarded to certain officers, directors and other employees of the Company during the first quarter of 2026 with an approximate value of $1,440,000.

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

Cash Flow from Operating Activities

Net cash used by operating activities was $464,000 for the three months ended March 31, 2026 as compared to cash used by operating activities of $682,000 for the three months ended March 31, 2025. This fluctuation is driven by less payments of accounts payable by approximately $125,000 as well as an improvement of adjustments to reconcile loss from operations to net cash used by operating activities of approximately $134,000.

Cash Flow from Investing Activities

Net cash used by investing activities was $1,000 for the three months ended March 31, 2026, as compared to net cash provided by investing activities was $1,000 for the three months ended March 31, 2025, and represents activity on the Company’s notes receivable.

Cash Flow from Financing Activities

Net cash provided by financing activities was $482,000 for the three months ended March 31, 2026 and represents borrowings from a DSS, a related party. During the three months ended March 31, 2025 net cash provided by financing activities was $0 as no such activities took place.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2025, describe the significant accounting policies and methods used in the preparation of the financial statements. There are no additional material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2026, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 which remained as of March 31, 2026, our principal executive officer and principal financial officer concluded that as of, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2026, as the Company began implementation of the remediation steps described in our annual report dated December 31, 2025, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IMPACT BIOMEDICAL, INC.

May 12, 2026	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

May 12, 2026	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

