Form 10-Q
period 2026-06-30
IMPACT BIOMEDICAL INC.
filed 2026-08-07
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026 there were 107,821,231 shares of the registrant’s common stock, $0.001 par value, outstanding.

IMPACT BIOMEDICAL, INC.

FORM 10-Q

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$10,000	$3,000
Accounts receivable	-	5,000
Inventory	62,000	63,000
Current portion of notes receivable	197,000	198,000
Prepaid expenses and other current assets	51,000	142,000
Total current assets	320,000	411,000

Other intangible assets, net	16,425,000	16,994,000
Total assets	$16,745,000	$17,405,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$467,000	$347,000
Accrued expenses	248,000	194,000
Due to related party	1,330,000	621,000
Total current liabilities	2,045,000	1,162,000

Deferred tax liability, net	688,000	688,000
Total liabilities	2,733,000	1,850,000

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2025)	-	-
Common stock, $0.001 par value; 4,000,000,000 shares authorized, 107,821,231 shares issued and outstanding (104,621,231 on December 31, 2025)	108,000	105,000
Additional paid-in capital	63,150,000	61,713,000
Accumulated deficit	(52,492,000)	(49,507,000)
Total stockholders’ equity of the Company	10,766,000	12,311,000
Non-controlling interest in subsidiaries	3,246,000	3,244,000
Total stockholders’ equity	14,012,000	15,555,000

Total liabilities and stockholders’ equity	$16,745,000	$17,405,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Biotech retail sales	$3,000	$7,000	$10,000	$7,000
Total revenue	3,000	7,000	10,000	7,000

Costs and expenses:
Cost of revenue	1,000	1,000	1,000	1,000
Sales, general and administrative compensation (inclusive of stock-based compensation)	167,000	246,000	1,786,000	495,000
Sales and marketing	-	1,000	1,000	20,000
Professional Fees	92,000	411,000	350,000	634,000
Research and development	76,000	75,000	123,000	178,000
Depreciation and Amortization	284,000	288,000	569,000	571,000
Rent and utilities	18,000	18,000	36,000	37,000
Other operating expenses	67,000	120,000	134,000	236,000
Total costs and expenses	705,000	1,160,000	3,000,000	2,172,000
Operating loss	(702,000)	(1,153,000)	(2,990,000)	(2,165,000)

Other income (expense):
Interest income	2,000	3,000	7,000	7,000
Change in fair value of note payable, related party	-	(12,942,000)	-	(12,942,000)
Interest expense	-	(260,000)	-	(531,000)
Loss from operations before income taxes	(700,000)	(14,352,000)	(2,983,000)	(15,631,000)

Income tax benefit	-	-	-	-
Net loss	$(700,000)	$(14,352,000)	$(2,983,000)	$(15,631,000)

Loss (income) from operations attributed to noncontrolling interest	1,000	6,000	(2,000)	17,000

Net loss attributable to common stockholders	$(699,000)	$(14,346,000)	$(2,985,000)	$(15,614,000)

Loss per common share:
Basic	$(0.01)	$(1.18)	$(0.03)	$(1.29)
Diluted	$(0.01)	$(1.18)	$(0.03)	$(1.29)

Shares used in computing loss per common share:
Basic	107,821,231	12,185,412	107,803,551	12,124,146
Diluted	107,821,231	12,185,412	107,803,551	12,124,146

See accompanying notes to the consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Impact	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2024	11,503,955	$11,000	60,496,041	$60,000	$41,559,000	$(37,669,000)	$3,961,000	3,276,000	$7,237,000
							-
Acquisition of DSS PureAir, Inc. assets	545,024	1,000	-	-	819,000	-	820,000	-	820,000
Stock based payments for professional services rendered	136,433	-	-	-	190,000	-	190,000	-	190,000
Stock based payments	-	-	-	-	4,000	-	4,000	-	4,000
Net loss	-	-	-	-	-	(15,614,000)	(15,614,000)	(17,000)	(15,631,000)
Balance, June 30, 2025	12,185,412	$12,000	60,496,041	$60,000	$42,572,000	$(53,283,000)	$(10,639,000)	$3,259,000	$(7,380,000)

Balance, December 31, 2025	104,621,231	$105,000	-	$-	$61,713,000	$(49,507,000)	$12,311,000	$3,244,000	$15,555,000

Stock based compensation	3,200,000	3,000			1,437,000		1,440,000	-	1,440,000
Net income (loss)	-	-	-	-	-	(2,985,000)	(2,985,000)	2,000	(2,983,000)
Balance, June 30, 2026	107,821,231	$108,000	-	$-	$63,150,000	$(52,492,000)	$10,766,000	$3,246,000	$14,012,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net loss from operations	$(2,983,000)	$(15,631,000)
Adjustments to reconcile loss from operations to net cash used by operating activities:
Depreciation and amortization	569,000	571,000
Stock based compensation	1,440,000	4,000
Stock based payment for professional services received	-	190,000
Accrued interest on notes payable, related party	-	531,000
Change in fair value of note payable, related party	-	12,942,000
Decrease (increase) in assets:
Accounts receivable	5,000	4,000
Inventory	1,000	3,000
Prepaid expenses and other current assets	91,000	98,000
Increase (decrease) in liabilities:
Accounts payable	120,000	(159,000)
Accrued expenses	54,000	71,000
Due to related party	709,000	-
Net cash provided (used) by operating activities	6,000	(1,376,000)

Cash flows from investing activities:
Payments received on notes receivable	1,000	1,000
Net cash provided by investing activities	1,000	1,000

Net increase (decrease) in cash	7,000	(1,375,000)
Cash at beginning of period	3,000	1,999,000
Cash at end of period	$10,000	$624,000

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

Reporting Operating Segment

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

Note 2. Summary of Significant Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of June 30, 2026 and December 31, 2025, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, for the fiscal year ended December 31, 2025 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of June 30, 2026	Attributable interest as of December 31, 2025

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%
Impact Biolife Science, Inc.	Nevada	April 13, 2021	100%	100%
DSS Biomedical International, Inc.	Nevada	April 9, 2021	100%	100%
DSS Biolife International, Inc.	Nevada	April 9, 2021	100%	100%

As of June 30, 2026, and December 31, 2025, the aggregate noncontrolling interest was equity of $3,246,000 and $3,244,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Reclassifications

Costs in the amount of $10,000 associated with third-party logistics services for the three and six months ended June 30, 2025 were reclassed from Cost of revenue to Other operating expenses on the accompanying Condensed Consolidated statements of operations to conform with current period presentation.

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

Loss per Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed like basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2026, and the year ended December 31, 2025

Fair Value of Financial Instruments

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

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

Accounts receivable at June 30, 2026, and December 31, 2025, was $0, and $5,000, respectively. At June 30, 2026, and December 31, 2025, the Company had not established a reserve for credit losses. The Company does not accrue interest on past due accounts receivable.

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

Inventories consist of filtration systems, which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. No allowance for obsolescence was deemed necessary as of June 30, 2026, and December 31, 2025.

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized for the six months ended June 30, 2026, and 2025 (Note 6).

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

Due to related party

The Company has amounts due to DSS, a related party, resulting from funding advances and shared expenses in the ordinary course of business. As of June 30, 2026, and December 31, 2025, amounts due to the related party totaled $1,330,000 and $621,000, respectively. The amounts are non-interest bearing. and are due upon demand.

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Share-Based Payments

Compensation cost for stock awards are measured at fair value and the Company recognizes compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company record stock-based compensation for the three months ended June 30, 2026 and June 30, 2025 approximated $0 and $2,000, respectively. The Company record stock-based compensation expense of approximately $1,440,000 and $3,000 for the six months ended June 30, 2026 and 2025, respectively. These cost included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Condensed Consolidated Statement of Operations.

Research and Development

Research and development costs are expensed as incurred. The Company recorded research and development cost for the three months ended June 30, 2026 and June 30, 2025 approximated $76,000 and $75,000, respectively. The Company recorded research and development cost for the six months ended June 30, 2026 and June 30, 2025 approximated $123,000 and $178,000, respectively.

Provision for Credit Losses

The Company adopted amended accounting guidance ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. As of June 30, 2026 and December 31, 2025 the Company has deemed that no reserve on credit losses were necessary.

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2026, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Inventory

Inventory consisted of the following as of:

	June 30, 2026	December 31, 2025
Finished Goods	$62,000	$63,000
Less allowance for obsolescence	-	-
	$62,000	$63,000

Note 4. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of June 30, 2026, and December 31, 2025 was approximately $197,000 and $198,000, respectively. As of June 30, 2026, approximately $197,000 is classified in Current notes receivable. As of December 31, 2025, $198,000 is classified in Current notes receivable on the accompanying consolidated balance sheet. The maturity date of this note is currently being renegotiated.

Note 5. Financial Instruments

Cash

The following tables show the Company’s cash by significant investment category as of:

	June 30, 2026
	Adjusted Cost	Unrealized (Gain)/Loss	Fair Value	Cash and Cash Equivalents
Cash	$10,000	$-	$10,000	$10,000
Total	$10,000	$-	$10,000	$10,000

	December 31, 2025
	Adjusted Cost	Unrealized (Gain)/Loss	Fair Value	Cash and Cash Equivalents
Cash	$3,000	$-	$3,000	$3,000
Total	$3,000	$-	$3,000	$3,000

Note 6. Intangible Assets

The definite-lived intangible assets, to be amortized between 1 and 20 years, balances, and activity for the six months ended June 30, 2026 and year ended December 31, 2025 consisted of the following:

		June 30, 2026 (unaudited)			December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$6,122,000	$16,138,000	$22,260,000	$5,566,000	$16,694,000
Acquired assets	1 -17 years	325,000	38,000	287,000	325,000	25,000	300,000
		$22,585,000	$6,160,000	$16,425,000	$22,585,000	$5,591,000	$16,994,000

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Amortization expense for the six months ended June 30, 2026 and 2025 was approximately $569,000 and $568,000, respectively.

The following table represents future amortization of developed technologies for the years ending December 31:

2026	$478,000
2027	$1,138,000
2028	$1,130,000
2029	$1,130,000
2030	$1,130,000
thereafter	$11,404,000

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

In January 2026, the Company granted and issued 3,200,000 shares of Common Stock to various individuals including executives, board members, audit committee members, etc. The agreement included the individuals rescinding and cancelling any and all unexercised stock options previously granted. The Company recorded stock-based compensation expense of approximately $1,440,000 for the six months ended June 30, 2026, and is included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Condensed Consolidated Statement of Operations

Note 8. Related Party Transactions

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company For the six months ended June 30, 2025, the Company incurred approximately $77,000 in related expenses. For the six months ended June 30, 2026, the Company incurred approximately $80,000 in related expenses.

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

Impact BioMedical Inc. from time to time receives funding from DSS to cover its capital needs. DSS, Inc., beneficially owns approximately 86% of the Company’s voting shares. As of June 30, 2026 and December 31, 2025, amounts due to DSS approximate $1,330,000 and $621,000, respectively. These balances relate to noninterest-bearing funding provided by DSS, and are unsecured.

Note 9. Commitments and Contingencies

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the six months ended June 30, 2026 and 2025, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of June 30, 2026 and December 31, 2025, a liability of $0 has been recorded in relation to the Equivir License.

Employment Agreements – Impact BioMedical has an employment agreement with it CEO Frank Heuszel in which Mr. Heuszel’s agreement contains a mandatory bonus clause of $150,000 for the first year of the employment term, $100,000 for the second year of the employment term, and $100,000 for the third year of the employment term. As of June 30, 2026, approximately $96,000 and $75,000 is accrued for year one and year two of Mr. Heuszel’s bonus, respectively. As of December 31, 2025, approximately $96,000 is accrued for year one of Mr. Heuszel’s bonus and $25,000 for the second year of Mr. Heuszel’s bonus.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of June 30, 2026 and December 31, 2025, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is not party to any agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives.

Note 10. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows of noncash investing and financing activities for the six months ended June 30, 2026 and 2025:

	2026	2025
Shares issued in lieu of cash as payment for legal services	$-	$190,000
Shares issued for acquisition of DSS PureAir assets	$-	$820,000

Note 11. Subsequent Events

The Company has evaluated all subsequent events and transactions through August 7, 2026, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

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

Revenue

	Three months ended June 30, 2026	Three months ended June 30, 2025	% Change	Six months ended June 30, 2026	Six months ended June 30, 2025	% Change

Biotech retail sales	$3,000	$7,000	-57%	$10,000	$7,000	43%

Total revenue	$3,000	$7,000	-57%	$10,000	$7,000	43%

Revenue consists of sales of the Company’s retail sales of its Celios air purification technology. It includes online and third-party distributor sales. This is a new product line acquired in February of 2025 via the Company’s transaction with DSS PureAir.

Costs and expenses

	Three months ended June 30, 2026	Three months ended June 30, 2025	% Change	Six months ended June 30, 2026	Six months ended June 30, 2025	% Change

Cost of revenue	$1,000	$1,000	0%	$1,000	$1,000	0%
Sales, general and administrative compensation	167,000	244,000	-32%	346,000	492,000	-30%
Stock-based compensation	-	2,000	-100%	1,440,000	3,000	47900%
Sales and marketing	-	1,000	-100%	1,000	20,000	-95%
Professional Fees	92,000	411,000	-78%	350,000	634,000	-45%
Research and development	76,000	75,000	1%	123,000	178,000	-31%
Depreciation and Amortization	284,000	288,000	-1%	569,000	571,000	0%
Rent and utilities	18,000	18,000	0%	36,000	37,000	-3%
Other operating expenses	67,000	120,000	-44%	134,000	236,000	-43%

Total costs and expenses	$705,000	$1,160,000	-39%	$3,000,000	$2,172,000	38%

Costs of revenue includes all direct costs of the Company’s retail sales of its Celios air purification technology. It includes online and third party distributor sales and consists of materials, third party warehousing, and transportation costs. This asset was acquired during the first quarter of 2025.

Selling, general and administrative compensation costs decreased 32% and 30%, respectively for the three and six months ended June 30, 2026 and 2025, due to reductions in pay for a certain employee of the Company as well as a reduction in bonus accruals year over year.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards. In January 2026, the Company granted and issued 3,200,000 shares of Common Stock to various individuals including executives, board members, audit committee members, etc. The agreement included the individuals rescinding and cancelling any and all unexercised stock options previously granted. The Company recorded stock-based compensation expense of approximately $1,440,000.

Sales and marketing costs, which includes internet and trade publication advertising, press releases, travel and entertainment costs. These decreased 100% and 95% for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. The decrease in cost for the three and six months ended June 30, 2025 is due to efforts to reduce cost.

Professional fees decreased 78% and 45% for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. These costs consist primarily of consulting and legal services associated with developing and implementing Impact BioMedical’s business plan as well as cost associates with the due diligence in connection with potential merger and/or acquisitions and have decreased as all other engagements of professional services have been eliminated or significantly reduced as the Company explores potential mergers and/or acquisitions.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns, research on new technologies as well as cost to patent newly developed technologies and other related fees for the development of new technologies. Research and development increased 1% and decreased 31% for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025 due primarily to a decrease in spending on identifying new technologies as well as pausing the spend on several in-development technologies.

Depreciation and amortization expense decreased 1% remained flat for the three and six months ended June 30, 2026 as compared to the same periods for June 30, 2025 and represents the amortization of the associated with the developed technology and patents acquired as part of the acquisition of Impact BioMedical by DSS as well as the amortization of the Celios patents acquired during the first quarter of 2025.

Rent and utilities represents costs associated with office space located at 1400 Broadfield Blvd, Suite 100 Houston TX which the Company began subletting from DSS during the first quarter of 2024. These costs remained flat for the three and six months ended June 30, 2026 as compared to the same periods for June 30, 2025 as there were no rent increases.

Other operating expenses consist primarily of office supplies, IT support, travel, third party warehousing cost, and insurance costs. These costs decreased 43% and 42% for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025 due primarily to efforts by management of the Company to control such costs.

Other Income (Expense)

	Three months ended June 30, 2026	Three months ended June 30, 2025	% Change	Six months ended June 30, 2026	Six months ended June 30, 2025	% Change

Interest income	$2,000	$3,000	-33%	$7,000	$7,000	0%
Change in fair value of note payable, related party	-	(12,942,000)	-100%	-	(12,942,000)	-100%
Interest expense	-	(260,000)	-100%	-	(531,000)	-100%

Total other income	$2,000	$(13,199,000)	100%	$7,000	$(13,466,000)	100%

Interest income is recognized on the Company’s notes receivable. Interest income was relatively flat for three and six months ended June 30, 2026 as compared to the same periods for June 30, 2025 as the outstanding principal balance remained flat.

Change in fair value of note payable, related party is related to the promissory note with DSS (“DSS Note”). During the fiscal year ended 2024, the Company amended the terms of its outstanding principal balance of the DSS Note. Previously, the Note required repayment solely in cash; however, pursuant to the second amendment executed which went into effect on September 16, 2024, the Company now has the option to settle the Note in either cash or shares of the Company’s common stock, subject to certain conditions. In accordance with ASC 480, Distinguishing Liabilities and Equity, and ASC 825, Financial Instruments, the Company remeasured the fair value of the DSS Note as of the modification date and again as of June 30, 2025. As a result, the Company recognized a fair value adjustment of $12,942,000 for the three and six months ended June 30, 2025. This note was settled and paid off in October 2025.

Interest expense is recognized on the Company’s debt to DSS. Interest expense increased 33% and 0% for the three and six months ended June 30, 2026 as compared to June 30, 2025, due to the settlement and payoff of the outstanding debt in October 2025.

Net loss

	Three months ended June 30, 2026	Three months ended June 30, 2025	% Change	Six months ended June 30, 2026	Six months ended June 30, 2025	% Change

Net loss	$(700,000)	$(14,352,000)	-95%	$(2,983,000)	$(15,631,000)	-81%

For the three and six months ended June 30, 2026 and 2025, the Company recorded decreases in net loss of 95% and 81%. The decrease in net loss is attributable to the Company’s cost is driven by the fair value adjustment to the Company’s debt with DSS recorded during 2025 offset by increases in stock based compensation approximating $1,440,000 recorded in Q1 2026..

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

Cash Flow from Continuing Operating Activities

Net cash provided by operating activities was $6,000 for the six months ended June 30, 2026 as compared to cash used by operating activities of $1,376,000 for the six months ended June 30, 2025. This fluctuation is driven by less payments of the Company’s accounts payable by approximately $279,000, amounts due to related party of approximately $709,000, as well as decrease in net loss after reconciling items of approximately $419,000

Cash Flow from Investing Activities

Net cash provided by investing activities was $1,000 and $1,000 for the six months ended June 30, 2026 and June 30, 2025, respectively. This activity is due to payments received on notes receivable during 2026 and 2025.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2025, describe the significant accounting policies and methods used in the preparation of the financial statements. There are no additional material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2026, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 which remained as of June 30, 2026, our principal executive officer and principal financial officer concluded that as of, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2026, as the Company began implementation of the remediation steps described in our annual report dated December 31, 2025, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IMPACT BIOMEDICAL, INC.

August 7, 2026	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

August 7, 2026	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

