Form 10-Q
period 2026-09-30
IMPACT BIOMEDICAL INC.
filed 2026-11-09
CIK 1834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-275062

Commission file number

Impact BioMedical, INC.
(Exact name of registrant as specified in its charter)

Nevada	85-3926944
(State or other Jurisdiction of	(IRS Employer
incorporation- or Organization)	Identification No.)

275 Wiregrass Parkway,

West Henrietta, NY 14586

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

As of November 5, 2026 there were 8,640,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

IMPACT BIOMEDICAL, INC.

FORM 10-Q

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$21,000	$3,000
Accounts receivable	-	5,000
Inventory	56,000	63,000
Current portion of notes receivable	14,000	198,000
Prepaid expenses and other current assets	11,000	142,000
Total current assets	102,000	411,000

Notes receivable	185,000	-
Other intangible assets, net	16,140,000	16,994,000
Total assets	$16,427,000	$17,405,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$450,000	$347,000
Accrued expenses	300,000	194,000
Due to related party	1,623,000	621,000
Total current liabilities	2,373,000	1,162,000
Deferred tax liability, net	688,000	688,000
Total liabilities	3,061,000	1,850,000

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2025); Liquidation value $0.001 per share, zero aggregate. zero on December 31, 2025).	-	-
Common stock, $0.001 par value; 4,000,000,000 shares authorized, 8,544,066 shares issued and outstanding (8,290,489 on December 31, 2025)	108,000	105,000
Additional paid-in capital	63,150,000	61,713,000
Accumulated deficit	(53,139,000)	(49,507,000)
Total stockholders’ equity of the Company	10,119,000	12,311,000
Non-controlling interest in subsidiaries	3,247,000	3,244,000
Total stockholders’ equity	13,366,000	15,555,000

Total liabilities and stockholders’ equity	$16,427,000	$17,405,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Biotech retail sales	$21,000	$18,000	$31,000	$25,000
Total revenue	21,000	18,000	31,000	25,000

Costs and expenses:
Cost of revenue	6,000	1,000	8,000	2,000
Sales, general and administrative compensation (inclusive of stock-based compensation)	156,000	261,000	1,942,000	755,000
Sales and marketing	-	2,000	1,000	22,000
Professional Fees	96,000	234,000	446,000	868,000
Research and development	35,000	52,000	158,000	230,000
Depreciation and Amortization	284,000	288,000	853,000	859,000
Rent and utilities	19,000	19,000	55,000	56,000
Other operating expenses	73,000	109,000	207,000	345,000
Total costs and expenses	669,000	966,000	3,670,000	3,137,000
Operating loss	(648,000)	(948,000)	(3,639,000)	(3,112,000)

Other income (expense):
Interest income	4,000	3,000	10,000	10,000
Change in fair value of note payable, related party	-	(268,000)	-	(13,210,000)
Interest expense	-	(262,000)	-	(793,000)
Loss from operations before income taxes	(644,000)	(1,475,000)	(3,629,000)	(17,105,000)

Income tax benefit	-	-	-	-
Net loss	$(644,000)	$(1,475,000)	$(3,629,000)	$(17,105,000)

Income (loss) from operations attributed to noncontrolling interest	(1,000)	5,000	(3,000)	22,000

Net loss attributable to common stockholders	$(645,000)	$(1,470,000)	$(3,632,000)	$(17,083,000)

Loss per common share:
Basic	$(0.08)	$(1.52)	$(0.43)	$(17.96)
Diluted	$(0.08)	$(1.52)	$(0.43)	$(17.96)

Shares used in computing loss per common share:
Basic	8,544,066	965,607	8,543,137	951,292
Diluted	8,544,066	965,607	8,543,137	951,292

See accompanying notes to the consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Impact	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2024	911,607	$11,000	60,496,041	$60,000	$41,559,000	$(37,669,000)	$3,961,000	3,276,000	$7,237,000
Acquisition of DSS PureAir, Inc. assets	43,189	1,000	-	-	819,000	-	820,000	-	820,000
Stock based payments for professional services rendered	10,811	-	-	-	190,000	-	190,000	-	190,000
Stock based payments	-	-	-	-	5,000	-	5,000	-	5,000
Net loss	-	-	-	-	-	(17,083,000)	(17,083,000)	(22,000)	(17,105,000)
Balance, September 30, 2025	965,607	$12,000	60,496,041	$60,000	$42,573,000	$(54,752,000)	$(12,107,000)	$3,254,000	$(8,853,000)

Balance, December 31, 2025	8,290,489	$105,000	-	$-	$61,713,000	$(49,507,000)	$12,311,000	$3,244,000	$15,555,000

Stock based compensation	253,577	3,000			1,437,000		1,440,000	-	1,440,000
	-	-	-	-	-	(3,632,000)	(3,632,000)	3,000	(3,629,000)
Balance, September 30, 2026	8,544,066	$108,000	-	$-	$63,150,000	$(53,139,000)	$10,119,000	$3,247,000	$13,366,000

See accompanying notes to the consolidated financial statements.

Impact BioMedical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2026	2025
Cash flows from operating activities:
Loss from operations	$(3,629,000)	$(17,105,000)
Adjustments to reconcile loss from operations to net cash used by operating activities:
Depreciation and amortization	853,000	859,000
Stock based compensation	1,440,000	5,000
Issuance of shares for professional services received	-	190,000
Accrued interest on notes payable	-	793,000
Change in fair value of note payable, related party	-	13,210,000
Decrease (increase) in assets:
Accounts receivable	5,000	(11,000)
Inventory	7,000	4,000
Prepaid expenses and other current assets	131,000	63,000
Accrued interest on notes receivable	(2,000)	-
Increase (decrease) in liabilities:
Accounts payable	103,000	(137,000)
Accrued expenses	107,000	140,000
Due to related party	1,002,000	-
Net cash provided (used) by operating activities	17,000	(1,989,000)

Cash flows from investing activities:
Payments received on notes receivable	1,000	2,000
Net cash (used) provided by investing activities	1,000	2,000

Net increase (decrease) in cash	18,000	(1,987,000)
Cash at beginning of period	3,000	1,999,000
Cash at end of period	$21,000	$12,000

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

On June 21, 2025, Impact entered into a Merger and Share Exchange Agreement, as subsequently amended, with Zoar Limited (formerly Dr Ashleys Limited) and related parties, pursuant to which Impact will merge into a wholly owned subsidiary structure of Zoar. On October 23, 2026, the SEC declared effective Zoar’s Form F-4 Registration Statement, and the transaction is expected to close in the fourth quarter of 2026, subject to remaining stockholder and regulatory approvals, NYSE American listing approval, and other customary closing conditions.

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

Note 2. Summary of Significant Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of September 30, 2026 and December 31, 2025, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, for the fiscal year ended December 31, 2025 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of September 30, 2026	Attributable interest as of December 31, 2025

Global BioMedical, Inc.	Nevada	April 18, 2017	90.9%	90.9%
Global BioLife, Inc.	Nevada	April 14, 2017	81.8%	81.8%
BioLife Sugar, Inc	Nevada	April 23, 2018	90.9%	90.9%
Happy Sugar Inc	Nevada	August 17, 2018	81.8%	81.8%
Sweet Sense Inc.	Nevada	April 30, 2018	95.5%	95.5%
Global Sugar Solutions Inc.	Nevada	November 7, 2019	100%	100%
Impact Biolife Science, Inc.	Nevada	April 13, 2021	100%	100%
DSS Biomedical International, Inc.	Nevada	April 9, 2021	100%	100%
DSS Biolife International, Inc.	Nevada	April 9, 2021	100%	100%

As of September 30, 2026, and December 31, 2025, the aggregate noncontrolling interest was equity of $3,247,000 and $3,244,000, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2026 and December 31, 2025.

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

Accounts receivable at September 30, 2026, and December 31, 2025 was $0, and $5,000, respectively. At September 30, 2026, and December 31, 2025, the Company had not established a reserve for credit losses. The Company does not accrue interest on past due accounts receivable.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of September 30, 2026, one customer accounted for approximately 82% of our consolidated revenue. As of September 30, 2025, one customer accounted for approximately 81% of our consolidated revenue.

As of December 31, 2025, one customer accounted for 100% of our trade accounts receivable balance.

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

Inventories consist of filtration systems, which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. No allowance for obsolescence was deemed necessary as of September 30, 2026, and December 31, 2025.

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

The carrying amounts reported in the balance sheet of cash, other receivables, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do reflect recent market conditions

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No impairment was recognized for the nine months ended September 30, 2026, and 2025 (Note 6).

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

Due to related party

The Company has amounts due to DSS, Inc. (“DSS”), the majority shareholder and related party of the Company, resulting from funding advances and shared expenses in the ordinary course of business. As of September 30, 2026, and December 31, 2025, amounts due to the related party totaled $1,623,000 and $621,000, respectively. The amounts are non-interest bearing. and are due upon demand.

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Share-Based Payments

Compensation cost for stock awards are measured at fair value and the Company recognizes compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company record stock-based compensation for the three months ended September 30, 2026 and September 30, 2025 approximated $0 and $2,000, respectively. The Company record stock-based compensation expense of approximately $1,440,000 and $5,000 for the nine months ended September 30, 2026 and 2025, respectively. These cost included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Condensed Consolidated Statement of Operations.

Research and Development

Research and development costs are expensed as incurred. The Company recorded research and development cost for the three months ended September 30, 2026 and September 30, 2025 approximated $35,000 and $52,000, respectively. The Company recorded research and development cost for the nine months ended September 30, 2026 and September 30, 2025 approximated $158,000 and $230,000, respectively.

Provision for Credit Losses

The Company adopted amended accounting guidance ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. As of September 30, 2026 and December 31, 2025 the Company has deemed that no reserve on credit losses was necessary.

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

On February 25, 2025, the Company completed the acquisition of certain assets owned by DSS Pure Air, Inc. (DSS PureAir”), a related party, for $1,150,000 to be paid by 43,189 shares of the Company’s common stock calculated on a 10-day VWAP. Assets acquired included accounts receivable, inventory and intellectual property of the Celios air purification system. Assets acquired included accounts receivable valued at approximately $4,000, prepaid assets of approximately $2,000, inventory valued at approximately $489,000, and intellectual property of the Celios air purification system of approximately $325,000, inclusive of a $330,000 premium paid for the assets acquired. This premium of $330,000 is accounted for in accordance with ASC 805-50, when assets are transferred between entities under common control, the premium should not be recorded as an asset or as part of the transaction price.

Loss per Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed like basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2026, and the year ended December 31, 2025

Continuing Operations and Going Concern

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2026, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Inventory

Inventory consisted of the following as of:

	September 30, 2026	December 31, 2025
Finished Goods	$56,000	$63,000
Less allowance for obsolescence	-	-
	$56,000	$63,000

Note 4. Notes Receivable

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022. The interest rate and maturity were both later amended to be 5% and February 19, 2029, respectively. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2029. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of September 30, 2026, and December 31, 2025 was approximately $199,000 and $198,000, respectively. As of September 30, 2026, approximately $14,000 is classified in Current notes receivable and the remaining $185,000 is classified as Notes receivable on the accompanying balance sheet. As of December 31, 2025, $198,000 is classified in Current notes receivable on the accompanying consolidated balance sheet.

Note 5. Financial Instruments

Cash

The following tables show the Company’s cash by significant investment category as of:

	September 30, 2026
	Adjusted Cost	Unrealized (Gain)/Loss	Fair Value	Cash
Cash	$21,000	$-	$21,000	$21,000
Total	$21,000	$-	$21,000	$21,000

	December 31, 2025
	Adjusted Cost	Unrealized (Gain)/Loss	Fair Value	Cash
Cash	$3,000	$-	$3,000	$3,000
Total	$3,000	$-	$3,000	$3,000

Note 6. Intangible Assets

The definite-lived intangible assets, to be amortized between 1 and 20 years, balances, and activity for the nine months ended September 30, 2026 and year ended December 31, 2025 consisted of the following:

		September 30, 2026 (unaudited)			December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$6,401,000	$15,859,000	$22,260,000	$5,566,000	$16,694,000
Acquired assets	1 -17 years	325,000	44,000	281,000	325,000	25,000	300,000
		$22,585,000	$6,445,000	$16,140,000	$22,585,000	$5,591,000	$16,994,000

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Amortization expense for the nine months ended September 30, 2026 and 2025 was approximately $853,000 and $855,000, respectively.

The following table represents future amortization of developed technologies for the years ending December 31:

2026	$239,000
2027	$1,138,000
2028	$1,130,000
2029	$1,130,000
2030	$1,130,000
thereafter	$11,373,000

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

On February 25, 2025, the Company completed the acquisition of certain assets owned by DSS Pure Air, Inc. (DSS PureAir”), a related party, for $1,150,000 to be paid by 43,189 shares of the Company’s common stock calculated on a 10-day VWAP. Assets acquired included accounts receivable, inventory and intellectual property of the Celios air purification system.

On February 26, 2025, the Company issued 2,887 shares of the Company’s common stock as payment of legal fees incurred associated with the Company’s initial public offering (“IPO”), registration of shares associated with its equity incentive plan as well as other related services.

On June 23, 2025, the Company issued 7,924 shares of the Company’s common stock as payment of legal fees incurred associated with the Company’s merger and share exchange agreement with Dr. Ashleys Limited.

On October 16, 2025, the Company converted its Note payable, related party to 2,531,000 shares common stock as agreed upon by the Company and DSS (lender).

In January 2026, the Company granted and issued 253,577 shares of Common Stock to various individuals including executives, board members, audit committee members, etc. The agreement included the individuals rescinding and cancelling any and all unexercised stock options previously granted. The Company recorded stock-based compensation expense of approximately $1,440,000 for the nine months ended September 30, 2026, and is included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Condensed Consolidated Statement of Operations

On November 24, 2025, the Board of Directors of Impact BioMedical approved, subject to stockholder approval, a reverse stock split of the Company’s common stock at a ratio ranging from 1-for-12.48 to 1-for-50. The reverse stock split was approved by the Company’s stockholders on December 30, 2025. On September 23, 2026, the Company effected a 1-for-12.62 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common stock, par value $0.001 per share, pursuant to an amendment to its Certificate of Incorporation filed with the Secretary of State of Nevada. The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from approximately 107.8 million to approximately 8.6 million. The Reverse Stock Split did not affect the number of authorized shares, par value per share, or voting rights of the Company’s common stock. No fractional shares were issued, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. In accordance with ASC 260-10-55-12, all historical share and per-share amounts presented in the accompanying condensed consolidated financial statements, including weighted-average shares outstanding and basic and diluted earnings (loss) per share, have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

Note 8. Related Party Transactions

General and Administrative Costs

There are certain general and administrative costs incurred by DSS, a related party, on behalf of the Company which are passed through to the Company on a monthly basis. These costs consist of primarily payroll costs for certain DSS employees and are allocated based on estimated time spent on behalf of the Company For the nine months ended September 30, 2025, the Company incurred approximately $238,000 in related expenses. For the nine months ended September 30, 2026, the Company incurred approximately $120,000 in related expenses.

Impact Biomedical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note payable, related party

On December 31, 2020, and later amended, the Company executed a Revolving Promissory Note (“Note”) with DSS, a related party, which accrues interest at a rate of 4.25% and is due in full at the maturity date of September 30, 2030. The Note was further amended on July 24, 2024 with an effective date of September 16, 2024 to i) allow the Company to pay certain principal and/or interest payments owing under the repayment terms in an exchange for potential of equity in the Company, ii) change the quarterly interest due dates to the last day of each calendar quarter (i.e. December 31, March 31, September 30 and September 30), iii) to adjust the On Demand feature so that it starts after the 24th month, iv) continue the planned repayment program commencing on the 37th month and on the last day of each month thereafter through August 31, 2030 to pay a fixed monthly payment of $126,381, v) to continue the scheduled maturity date of September 30, 2030, and vi) adjusts the interest rate to be the WSJ Prime Rate plus 0.50%. This Note is secured by the assets of the Company. As of September 30, 2025, the outstanding balance, inclusive of interest was $22,881,000 (net of change in fair value of the Note of $13,210,000). The $22,881,000 was recorded in Note payable, related party at September 30, 2025. The Company recorded interest expense of approximately $262,000 and $$793,000 for the three and nine months ended September 30, 2025 respectively. On October 16, 2025, the Company converted its Note payable, related party to 2,531,000 shares common stock as agreed upon by the Company and DSS (lender), which represents a calculation of the outstanding principal and interest approximating $15 million and a stock price utilizing a 10-day Vwap as of June 18, 2025. There are no restrictions placed on the disposition of these shares. As a result of the conversion, the Company recorded a Change in fair value of the note payable, related party of $13,210,000 which is included on the accompanying statement of consolidated operations as of September 30, 2026.

Acquisition of DSS PureAir Assets

On February 25, 2025, the Company completed the acquisition of certain assets owned by DSS Pure Air, Inc. (DSS PureAir”), a related party, for $1,150,000 to be paid by 43,189 shares of the Company’s common stock calculated on a 10-day VWAP. Assets acquired included accounts receivable, inventory and intellectual property of the Celios air purification system

Due to related party

Impact BioMedical Inc. from time to time receives funding from DSS to cover its capital needs. DSS, Inc., beneficially owns approximately 86% of the Company’s voting shares. As of September 30, 2026 and December 31, 2025, amounts due to DSS approximate $1,623,000 and $621,000, respectively. These balances relate to noninterest-bearing funding provided by DSS and are unsecured.

Note 9. Commitments and Contingencies

On August 15, 2018, the Company entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and is automatically renewed for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the nine months ended September 30, 2026 and 2025, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of September 30, 2026 and December 31, 2025, a liability of $0 has been recorded in relation to the Equivir License.

Employment Agreements – Impact BioMedical has an employment agreement with it CEO Frank Heuszel in which Mr. Heuszel’s agreement contains a mandatory bonus clause of $150,000 for the first year of the employment term, $100,000 for the second year of the employment term, and $100,000 for the third year of the employment term. As of September 30, 2026, approximately $96,000 and $100,000 is accrued for year one and year two of Mr. Heuszel’s bonus, respectively. As of December 31, 2025, approximately $96,000 is accrued for year one of Mr. Heuszel’s bonus and $25,000 for the second year of Mr. Heuszel’s bonus.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of September 30, 2026 and December 31, 2025, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is not party to any agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives.

Note 10. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows of noncash investing and financing activities for the nine months ended September 30, 2026 and 2025:

	2026	2025
Shares issued in lieu of cash as payment for legal services	$-	$190,000
Shares issued for acquisition of DSS PureAir assets	$-	$820,000

Note 11. Subsequent Events

The Company has evaluated all subsequent events and transactions through November 9, 2026, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than what is identified below:

On June 21, 2025, the Company, Zoar Limited (formerly known as Dr Ashleys Limited), a Cayman Islands exempted company limited by shares (“Zoar” or “PubCo”), Dr Ashleys Nevada Sub, Inc., a Nevada corporation and wholly-owned subsidiary of PubCo (“Merger Sub”), Zoar Labs Limited (formerly known as Dr Ashleys Bio Labs Limited), a Cayman Islands exempted company limited by shares (“Zoar Labs”), and Kanans Visvanats (a.k.a. Kannan Vishwanatth), solely in his capacity as the sole shareholder of Zoar Labs (the “Zoar Labs Shareholder”), entered into a Merger and Share Exchange Agreement (as subsequently amended, the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to its terms and conditions, (i) Merger Sub will merge with and into Impact, with Impact continuing as the surviving entity (the “Merger”), and (ii) simultaneously with or immediately following the Merger, PubCo will acquire all issued and outstanding ordinary shares of Zoar Labs from the Zoar Labs Shareholder (the “Share Exchange”). On October 23, 2026, the U.S. Securities and Exchange Commission (“SEC”) declared effective PubCo’s Registration Statement on Form F-4 relating to the proposed business combination. The transaction remains subject to certain closing conditions, including required stockholder and regulatory approvals and approval for listing PubCo’s ordinary shares on the NYSE American. The parties currently anticipate completing the transaction during the fourth quarter of 2026, subject to satisfaction or waiver of the remaining closing conditions. There can be no assurance that the transaction will be completed within the anticipated timeframe.

On October 7,2026, the Company granted and issued 45,870 shares of Common Stock to various individuals including executives, board members, audit committee members, The grant is valued at approximately $205,000.

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

Revenue

	Three months ended September 30, 2026	Three months ended September 30, 2025	% Change	Nine months ended September 30, 2026	Nine months ended September 30, 2025	% Change

Biotech retail sales	$21,000	$18,000	17%	$31,000	$25,000	24%

Total revenue	$21,000	$18,000	17%	$31,000	$25,000	24%

Revenue consists of sales of the Company’s retail sales of its Celios air purification technology. It includes online and third-party distributor sales. This is a new product line acquired in February of 2025 via the Company’s transaction with DSS PureAir.

Costs and expenses

	Three months ended September 30, 2026	Three months ended September 30, 2025	% Change	Nine months ended September 30, 2026	Nine months ended September 30,2025	% Change

Cost of revenue	$6,000	$1,000	500%	$8,000	$2,000	300%
Sales, general and administrative compensation	156,000	259,000	-40%	502,000	750,000	-33%
Stock-based compensation	-	2,000	-100%	1,440,000	5,000	28700%
Sales and marketing	-	2,000	-100%	1,000	22,000	-95%
Professional Fees	96,000	234,000	-59%	446,000	868,000	-49%
Research and development	35,000	52,000	-33%	158,000	230,000	-31%
Depreciation and Amortization	284,000	288,000	-1%	853,000	859,000	-1%
Rent and utilities	19,000	19,000	0%	55,000	56,000	-2%
Other operating expenses	73,000	109,000	-33%	207,000	345,000	-40%

Total costs and expenses	$669,000	$966,000	-31%	$3,670,000	$3,137,000	17%

Costs of revenue includes all direct costs of the Company’s retail sales of its Celios air purification technology. It includes online and third party distributor sales and consists of materials, third party warehousing, and transportation costs. This asset was acquired during the first quarter of 2025.

Selling, general and administrative compensation costs decreased 40% and 33%, respectively for the three and nine months ended September 30, 2026 and as compared to the three and nine months ended September 30, 2025, due to reductions in pay for a certain employee of the Company as well as a reduction in bonus accruals year over year.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards. In January 2026, the Company granted and issued 253,577 shares of Common Stock to various individuals including executives, board members, audit committee members, etc. The agreement included the individuals rescinding and cancelling any and all unexercised stock options previously granted. The Company recorded stock-based compensation expense of approximately $1,440,000.

Sales and marketing costs, which includes internet and trade publication advertising, press releases, travel and entertainment costs. These decreased 100% and 95% for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. The decrease in cost for the three and nine months ended September 30, 2026 is due to efforts to reduce cost.

Professional fees decreased 59% and 49% for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. These costs consist primarily of consulting and legal services associated with developing and implementing Impact BioMedical’s business plan as well as cost associates with the due diligence in connection with potential merger and/or acquisitions and have decreased as all other engagements of professional services have been eliminated or significantly reduced as the Company explores mergers and/or acquisitions.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns, research on new technologies as well as cost to patent newly developed technologies and other related fees for the development of new technologies. Research and development decreased 33% and 31%, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025 due primarily to a decrease in spending on identifying new technologies as well as pausing the spend on several in-development technologies.

Depreciation and amortization expense decreased 1% for the three and nine months ended September 30, 2026 as compared to the same periods for September 30, 2025 and represents the amortization of the associated with the developed technology and patents acquired as part of the acquisition of Impact BioMedical by DSS as well as the amortization of the Celios patents acquired during the first quarter of 2025.

Rent and utilities represents costs associated with office space located at 1400 Broadfield Blvd, Suite 100 Houston TX which the Company began subletting from DSS during the first quarter of 2024. These costs remained flat for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 and decreased 2% for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 as there were no rent increases.

Other operating expenses consist primarily of office supplies, IT support, travel, third party warehousing cost, and insurance costs. These costs decreased 33% and 40% for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025 due primarily to efforts by management of the Company to control such costs.

Other Income (Expense)

	Three months ended September 30, 2026	Three months ended September 30, 2025	% Change	Nine months ended September 30, 2026	Nine months ended September 30, 2025	% Change

Interest income	$4,000	$3,000	33%	$10,000	$10,000	0%
Change in fair value of note payable, related party	-	(268,000)	-100%	-	(13,210,000)	-100%
Interest expense	-	(262,000)	-100%	-	(793,000)	-100%

Total other income (expense)	$4,000	$(527,000)	101%	$10,000	$(13,993,000)	100%

Interest income is recognized on the Company’s notes receivable. Interest income was relatively increased 33% and remained flat for three and nine months ended September 30, 2026 as compared to the same periods for September 30, 2025, respectively, as the outstanding principal balance remained flat.

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

Interest expense is recognized on the Company’s debt to DSS. Interest expense decreased 100% for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, due to the settlement and payoff of the outstanding debt in October 2025.

Net loss

	Three months ended September 30, 2026	Three months ended September 30, 2025	% Change	Nine months ended September 30, 2026	Nine months ended September 30, 2025	% Change

Net loss	$(644,000)	$(1,475,000)	-56%	$(3,629,000)	$(17,105,000)	-79%

For the three and nine months ended September 30, 2026 and 2025, the Company recorded decreases in net loss of 56% and 79%. The decrease in net loss is attributable to the Company’s cost is driven by the fair value adjustment to the Company’s debt with DSS recorded during 2025 offset by increases in stock based compensation approximating $1,440,000 recorded in Q1 2026.

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

Cash Flow from Continuing Operating Activities

Net cash provided by operating activities was $19,000 for the nine months ended September 30, 2026 as compared to cash used by operating activities of $1,989,000 for the nine months ended September 30, 2025. This fluctuation is driven by less payments of the Company’s accounts payable by approximately $240,000, amounts due to related party of approximately $1,002,000, as well as decrease in net loss after reconciling items of approximately $712,000

Cash Flow from Investing Activities

Net cash used and provided by investing activities was $1,000 and $2,000 for the nine months ended September 30, 2026 and September 30, 2025, respectively. This activity is due to net activity on notes receivable during 2026 and 2025.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2025, describe the significant accounting policies and methods used in the preparation of the financial statements. There are no additional material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2026, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 which remained as of September 30, 2026, our principal executive officer and principal financial officer concluded that as of, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2026, as the Company began implementation of the remediation steps described in our annual report dated December 31, 2025, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IMPACT BIOMEDICAL, INC.

November 9, 2026	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

November 9, 2026	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

